Form 10QSB
period 2006-06-30
Premiere Publishing Group, Inc.
filed 2006-08-14
CIK 1338929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                   0001338929
                            (Commission file number)

                         PREMIERE PUBLISHING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                         11-3746201
(State or other jurisdiction                                   (IRS Employer
    of incorporation or organization)                        Identification No.)

           386 PARK AVENUE SOUTH, 16TH FLOOR, NEW YORK, NEW YORK 10016
                    (Address of principal executive offices)

                                 (212) 481-1005
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006 - 16,354,934 shares of common stock


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PREMIERE PUBLISHING GROUP, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of June 30, 2006 (unaudited)        2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2006 and 2005 (unaudited)     3

           Consolidated Statement of Stockholders' Deficit for the
           six months ended June 30, 2006 (unaudited)                        4

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2006 and 2005 (unaudited)               5

           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       12

Item 3.    Controls and Procedures                                          14

PART II.   OTHER INFORMATION                                                15

Item 1.    Legal Proceedings                                                15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      15

Item 3.    Defaults Upon Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 5.    Other Information                                                15

Item 6.    Exhibits                                                         15

SIGNATURES

                Premiere Publishing Group, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                                                                         June 30,
                                                                                           2006
                                                                                       -----------
                                                                                       (unaudited)
       ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $               150,670
      Accounts receivable, net of allowance for doubtful accounts of $9,300                     496,132
      Barter receivables                                                                        626,648
      Prepaid expenses and other current assets                                                  14,587
      Debt issue costs                                                                           94,677
                                                                                  ---------------------
TOTAL CURRENT ASSETS                                                                          1,382,714

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $20,583                               92,711
LICENSES, net of accumulated amortization of $27,620                                            165,720

TOTAL ASSETS                                                                    $             1,641,145
                                                                                  =====================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      8% Bridge loan                                                            $               535,000
      8% Senior convertible promissory notes, net of discount of $15,846                      2,459,154
      Line of credit                                                                            100,000
      Accounts payable                                                                          184,241
      Accrued interest                                                                          229,803
      Advances from related party                                                                36,800
                                                                                  ---------------------
TOTAL CURRENT LIABILITIES                                                                     3,544,998

COMMITMENTS AND CONTINGENCIES                                                                         -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 75,000,000 shares
         authorized; 16,354,934 shares issued and outstanding                                    16,355
      Additional paid-in capital                                                              1,761,523
      Accumulated deficit                                                                    (3,681,731)

                                                                                  ---------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                  (1,903,853)
                                                                                  ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $             1,641,145
                                                                                  =====================


        The accompanying notes are an integral part of these consolidated financial statements


      Premiere Publishing Group, Inc. and Subsidiaries

            Consolidated Statements of Operations

                                                        Three Months Ended                  Six Months Ended
                                                  -----------------------------     --------------------------------
                                                    June 30,          June 30,        June 30,            June 30,
                                                      2006              2005            2006                2005
                                                 ------------     -------------     -------------       ------------
                                                  (unaudited)       (unaudited)      (unaudited)        (unaudited)

REVENUES
      Advertising, circulation and events        $  1,978,113     $   76,160         $ 2,805,097      $     178,462

OPERATING EXPENSES:
      Production, distribution and editorial          910,464        (22,919)          1,290,808            220,001
      Selling, general and adminstrative              653,200        385,213           1,022,057            535,386
      Consulting services                              29,534        331,009              31,834            331,009

                                                 ------------     -------------     -------------       ------------
TOTAL OPERATING EXPENSES                            1,593,198        693,303           2,344,699          1,086,396
                                                 ------------     -------------     -------------       ------------

INCOME (LOSS) FROM OPERATIONS                         384,915       (617,143)            460,398           (907,934)

OTHER INCOME (EXPENSE)
      Interest expense and financing costs           (168,347)        (1,867)           (335,504)            (1,867)
      Other income                                        391              -               1,179                  -

                                                 ------------     -------------     -------------       ------------
TOTAL OTHER INCOME (EXPENSE)                         (167,956)        (1,867)           (334,325)            (1,867)
                                                 ------------     -------------     -------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       216,959       (619,010)            126,073           (909,801)

PROVISION FOR INCOME TAXES                                  -              -                   -                  -
                                                 ------------     -------------     -------------       ------------

NET INCOME (LOSS)                                $    216,959     $ (619,010)        $   126,073         $ (909,801)
                                                 ============     =============     =============       ============

EARNINGS (LOSS) PER SHARE:
      BASIC AND DILUTED                          $       0.01     $    (0.08)        $      0.01         $    (0.14)
                                                 ============     =============     =============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                            16,112,736      7,485,056          16,088,967          6,463,842
                                                 ============     =============     =============       ============


            The accompanying notes are an integral part of these consolidated financial statements



                      Premiere Publishing Group, Inc. and Subsidiaries

                      Consolidated Statements of Stockholders' Deficit
                           For the Six Months Ended June 30, 2006
                                        (unaudited)

                                                                 Common stock        Additional                         Total
                                                             ----------------------    paid-in       Accumulated     stockholders'
                                                               Shares        Amount    capital        Deficit          (deficit)
                                                             ----------    --------  -----------     ------------     -----------

Balance, December 31, 2005                                   16,064,934      16,065    1,733,779       (3,807,804)     (2,057,960)

Common stock issued to consultants for services rendered        290,000         290       27,744                           28,034

Net income                                                                                                126,073         126,073


                                                             ----------    --------  -----------     ------------     -----------
Balance, June 30, 2006 (unaudited)                           16,354,934     $16,355   $1,761,523      $(3,681,731)    $(1,903,853)
                                                             ==========    ========  ===========     ============     ===========


                 The accompanying notes are an integral part of these consolidated financial statements

                                        4

     Premiere Publishing Group, Inc. and Subsidiaries

           Consolidated Statements of Cash Flows

                                                                       Six Months Ended
                                                                 -----------------------------
                                                                   June 30,          June 30,
                                                                     2006             2005
                                                                 -----------      ------------
                                                                 (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $ 126,073         $(909,801)
    Adjustment to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization expense                       23,092               770
        Common stock issued for services                            28,034           321,009
        Amortization of debt issue costs                           215,104                 -
        Barter revenue                                            (659,848)
        Barter expenses                                             33,200
    Changes in assets and liabilities:
      Accounts receivable                                         (482,032)                -
      Prepaid expenses and other assets                             15,761                 -
      Accounts payable                                             139,450            40,800
      Accrued interest                                             120,400             1,867
      Deferred revenue                                             (15,350)                -
                                                                 ---------         ---------
Net cash used in operating activities                             (456,116)         (545,355)
                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (32,616)                -

                                                                 ---------         ---------
Net cash used in investing activities                              (32,616)                -
                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of bridge loan                                -           560,000
    Proceeds from issuance of senior convertible promissory notes        -                 -
    Proceeds from line of credit, net                              100,000                 -
    Advances from related party, net                                36,800                 -

Net cash provided by financing activities                          136,800           560,000

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              (351,932)           14,645

CASH AND CASH EQUIVALENTS, Beginning of period                     502,602                 -

                                                                 ---------         ---------
CASH AND CASH EQUIVALENTS, End of period                         $ 150,670         $  14,645
                                                                 =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                $       -       $         -
                                                                 =========         =========
    Income taxes paid                                            $       -       $         -
                                                                 =========         =========


  The accompanying notes are an integral part of these consolidated financial statements

                PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Premiere Publishing Group, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the prospectus filed with the SEC on June 20, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sobe Life, LLC ("Sobe"), an Illinois limited liability company was formed in April 2004. Sobe enter into a publishing agreement with Trump World Publications LLC to publish Trump World magazine on a national basis. Trump World magazine was initially published, beginning in September 2004. Premiere Publishing Group, Inc. ("PPG") is a Nevada corporation organized on March 25, 2005. In April 2005, Sobe entered into an agreement with PPG whereby PPG acquired all of the outstanding membership interests of Sobe in exchange for 5,350,000 shares of PPG's common stock. As a result of the transaction, Sobe's sole member owned 100% of the combined company and the sole owner and executive officer of Sobe became a director and executive officer of the PPG. Accordingly, the transaction has been accounted for as a reverse acquisition of PPG by Sobe resulting in a recapitalization of Sobe rather than as a business combination. Sobe is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Sobe have been presented for the comparative prior period. The historical cost of the net assets of PPG was $0. The combined companies of PPG and Sobe are thereafter referred to as the "Company."

Prior to April 1, 2006, the Company was considered a development staged company. The deficit accumulated during its development stage amounted to $3,898,690.

The Company's principal business activities are the publishing of the national magazine "Trump World" on a quarterly basis, and "Poker Life" on a bi-monthly basis. The Company also offers custom publishing services to companies and is presently publishing two custom published titles, PartyLife and World Player. Over the next 12 months the Company expects three more issues of PartyLife and five more issues of World Player. The Company has also received barter credits and maintains several accounts with major barter companies who place advertising in the Company's publications in exchange for goods and services.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Premiere Publishing Group, Inc. and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2006 the Company had a working capital deficit of $2,162,284 and an accumulated deficit of $3,681,731. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. The Company believes that it can raise additional funds through the exercise of its outstanding warrants and through short-term borrowing or the additional sale of its debt or equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

CASH AND CASH EQUIVALENTS

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the six months ended June 30, 2006 and 2005 was $9,282 and $770, respectively.

REVENUES

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer's on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenues and expenses for the six months ended June 30, 2006 were $659,848 and $33,200, respectively. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the six months ended June 30, 2006. As of June 30, 2006, there were no options outstanding.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the only potential dilutive securities were 3,989,990 warrants to purchase shares of common stock. As of June 30, 2006 the 3,989,990 warrants resulted in no additional common stock equivalents as the average of the Company's stock price for the three and six months ended June 30, 2006 was less than the exercise price of the warrants. Accordingly, the diluted per share amounts do not reflect the impact of the warrants because the effect is antidilutive.

SPECIAL PURPOSE ENTITIES

The Company does not have any off-balance sheet financing activities.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose "Amortization method" or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

NOTE 3 -- DEBENTURES PAYABLE

8% BRIDGE NOTES

In a private placement transaction in April and May, 2005, the Company issued a series of 8% convertible promissory notes in a total amount of $560,000 with a maturity date of 180 days. The principal amount of each note is convertible, at the option of the Payee at anytime prior to the maturity date into common stock of the Company at the rate of 100,000 shares of common stock for each $25,000 of principal. The Company may at its election pay the interest due on the convertible promissory note in the form of shares of its common stock for $.50 of interest due. These debentures were due on October 31, 2005. The Company is in technical default on this issue; however, none of the debenture holders have requested payment as of June 30, 2006.

The Company has evaluated that the convertible debenture discussed above and has concluded that there is no beneficial conversion feature as the conversion price was greater than the Company's stock price on the date the notes were issued.

8% SENIOR CONVERTIBLE PROMISSORY NOTES

In a second private placement transaction in July and August, 2005, the Company offered 100 units consisting of an 8% senior convertible promissory note in the face amount of $25,000 due July 31, 2006, and 6,666 shares of common stock. Each senior convertible promissory note is convertible at any time into 60,000 shares of common stock or $.42 per share. The Company has recorded debentures payable in the amount of $2,475,000 at June 30, 2006. The Company has issued 659,934 shares of common stock to the holders of the debentures.

The Company has evaluated that the convertible debenture discussed above and has concluded that there is no beneficial conversion feature as the conversion price was greater than the Company's stock price on the date the notes were issued. The Company has allocated the proceeds of the notes between the notes and the common stock issued with the notes based on the relative fair value of each instrument. As a result the notes and common stock were valued at $2,412,807 and $62,193, respectively. The amount allocated to the common stock has been recorded as a debt discount and is being amortized over the term of the notes. For the six months ended June 30, 2006, the Company amortized $30,814 of the debt discount as a charge to financing costs.

In connection with the $2,475,000 senior convertible promissory notes, the Company paid $321,750 in fees and commissions and also issued the placement agent 989,990 warrants to purchase shares of the Company's common stock valued at $49,831. The warrants were valued using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common shares of 100%; and a weighted average expected life of the option of 5 years. The warrants have an exercise price of $0.50. The total debt issue costs of $371,581 are being amortized over the term of the notes. For the six months ended June 30, 2006, the Company amortized $184,263 of the debt issue costs as a charge to financing costs.

NOTE 4 -- LINE OF CREDIT

The Company has a line of credit with a financial institution that provides for maximum borrowings of $100,000 and accrues interest at prime. The line of credit expires on December 31, 2006. As of June 30, 2006, the Company has $100,000 outstanding under this line of credit.

NOTE 5 - STOCKHOLDERS' DEFICIT

During the six months ended June 30, 2006, the Company issued a total of 290,000 shares of common stock to consultants for services rendered. The shares were valued at $0.097 per share. Since the Company's common stock is not publicly traded, the value of the Company's common stock was determined by the management of the Company based on the value of the most recent transaction in its common stock.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to June 30, 2006 the Company's stock began trading the on the over-the-counter bulletin board market under the symbol "PPBL".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our prospectus filed with the Securities and Exchange Commission on June 20, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Sobe Life, LLC ("Sobe"), an Illinois limited liability company was formed in April 2004. Sobe enter into a publishing agreement with Trump World Publications LLC to publish Trump World magazine on a national basis. Trump World magazine was initially published, beginning in September 2004. Premiere Publishing Group, Inc. ("PPG") is a Nevada corporation organized on March 25, 2005. In April 2005, Sobe entered into an agreement with PPG whereby PPG acquired all of the outstanding membership interests of Sobe in exchange for 5,350,000 shares of PPG's common stock. As a result of the transaction, Sobe's sole member owned 100% of the combined company and the sole owner and executive officer of Sobe became a director and executive officer of the PPG. Accordingly, the transaction has been accounted for as a reverse acquisition of PPG by Sobe resulting in a recapitalization of Sobe rather than as a business combination. Sobe is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Sobe have been presented for the comparative prior period.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. As of June 30, 2006 we had a working capital deficit of $2,162,284 and an accumulated deficit of $3,681,731. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. We believe that we can raise additional funds through the exercise of our outstanding warrants and through short-term borrowing or the additional sale of our debt or equity securities. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenues. Revenues are recognized only when realized / realizable and earned, in accordance with accounting principles generally accepted in the United States. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer's on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets. We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

OUR PLAN OF OPERATION

The revenue that our wholly owned subsidiary, Sobe Life, LLC currently generates from each issue of Trump Magazine is approximately $260,000 while the current cost of publishing one issue is approximately $335,000. The revenues consist of $190,000 in advertising revenue and $70,000 in circulation revenue. The costs include printing costs of $120,000, distribution cost of approximately $15,000, and photography, writing and related creation costs of $50,000 and a Trump Licensee per issue payment of $135,000. In addition, Sobe Life, LLC pays or accrues compensation expense of an aggregate of $40,000 per month.

Our plan of operations for the next 12 months is to publish an additional four issues of Trump Magazine and six issues of Poker Life magazine. We expect that for at least the next 12 months, the revenues associated with each future issue of Trump Magazine and Poker Life Magazine will increase but that the expenses associated with each issue will remain the same because we anticipate that the number of pages of advertisements will increase with each issue, while the number of editorial pages will decrease, thereby resulting in increased revenues with constant printing and other publishing expenses. We also offer custom publishing services to companies and are presently publishing two custom published titles, PartyLife and World Player. Over the next 12 months the Company expects 3 more issues of PartyLife and five more issues of World Player. The company has also received barter credits and maintains several accounts with major barter companies who place advertising in our publications in exchange for goods and services.

As of July 1, 2006, we had cash on hand of approximately $350,670 and barter credits of 700,000. This cash and the barter credits are a result of our bridge financing in April and May 2005, Sobe Life, LLC's revenues, the private placements of our Investment Units in July through October 2005 and providing custom publishing services for PartyLife and World Player magazines. The bridge financing in April and May 2005 consisted of 8% convertible promissory notes that we issued in the aggregate amount of $560,000. The notes matured in November 2005 but are convertible at anytime at the option of the payee into our common stock at the rate of $.25 per share. One payee holding a $25,000 note requested repayment when the notes matured and we paid him back in full. All of the remaining holders have not requested repayment. We are hopeful that they will convert their promissory notes into our common stock.

We expect that the cash we have on hand will permit us to continue to operate for an additional 12 months based on our anticipated advertising, circulation and custom publishing revenues, as well as our anticipated expenses over that period.

The continuing development of our publishing business will be dependent upon our success in attracting advertisers and maintaining custom publishing projects. Future advertising may be affected by events and trends such as general economic conditions, alternative means of advertising and the circulation of our magazine.

Sobe Life, LLC has recognized revenue upon the publication and distribution of each issue of Trump Magazine for which advertising has been purchased and billed. At this point, collection is reasonably assured and Sobe Life, LLC, Poker Life Magazine, LLC and Premiere Publishing Group, Inc. have no remaining performance obligations. Prepayments and/or deposits on advertising to be published in future issues are deferred until the publication and distribution date of the respective issue but many accounts pre-pay for advertising. In the normal course of business, Sobe Life, LLC, Poker Life Magazine, LLC and Premiere Publishing Group, Inc. extend unsecured credit to virtually all of its customers. Sobe Life, LLC believes it will be able to collect all advertising revenue, so it has not provided an allowance for doubtful accounts. In the event of complete non-performance, the maximum exposure to Sobe Life, LLC is the recorded amount of trade accounts receivable shown on its balance sheet at the date of non-performance.

For the period from May 1, 2004 through June 30, 2006, we have incurred a net loss of $3,681,731.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Not applicable


ITEM 6.  EXHIBITS

-------------- -----------------------------------------------------------------
Exhibit No.                        EXHIBIT
-------------- -----------------------------------------------------------------
31.1           Rule 13a-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PREMIERE PUBLISHING GROUP, INC.



August 14, 2006                 By:      /s/ Michael Jacobson
                                         ----------------------------------
                                         Michael Jacobson
                                         Chief Executive Officer



August 14, 2006                 By:      /s/ Al Van Damm
                                         ----------------------------------
                                         Al Van Damm
                                         Controller
                                         (principal accounting officer)