Form 10QSB
period 2006-09-30
Premiere Publishing Group, Inc.
filed 2006-11-14
CIK 1338929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                   000-1338929
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2006 - 23,555,353 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PREMIERE PUBLISHING GROUP, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION                                               2

Item 1.  Financial Statements                                                2

         Consolidated Balance Sheet as of September 30, 2006 (unaudited)     2

         Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited) 3

         Consolidated Statement of Stockholders' Equity for the
         nine months ended September 30, 2006 (unaudited)                    4

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2006 and 2005 (unaudited)           5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis or Plan of Operations         13

Item 3.  Controls and Procedures                                            15

PART II. OTHER INFORMATION                                                  15

Item 1.  Legal Proceedings                                                  15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits                                                           16

SIGNATURES                                                                  16

                Premiere Publishing Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                                                      September 30,
                                                                                           2006
                                                                                      -------------
                                                                                       (unaudited)
                                      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                       $      150,502
      Accounts receivable, net of allowance for doubtful accounts of $9,300                  247,433
      Barter receivables                                                                   1,287,648
      Prepaid expenses and other current assets                                               35,589
                                                                                      --------------
TOTAL CURRENT ASSETS                                                                       1,721,172

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $25,308                            89,145
LICENSES, net of accumulated amortization of $34,525                                         158,815
                                                                                      --------------
TOTAL ASSETS                                                                          $    1,969,132
                                                                                      ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      8% Bridge loan                                                                  $      250,000
      8% Senior convertible promissory notes, net of discount of $0                          237,500
      Line of credit                                                                         100,000
      Accounts payable                                                                       381,711
      Accrued interest                                                                        54,161
                                                                                      --------------
TOTAL CURRENT LIABILITIES                                                                  1,023,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock; $0.001 par value; 75,000,000 shares
         authorized; 23,391,504 shares issued and outstanding                                 23,392
      Additional paidin capital                                                            4,520,989
      Accumulated deficit                                                                 (3,598,621)
                                                                                      --------------
TOTAL STOCKHOLDERS' EQUITY                                                                   945,760
                                                                                      --------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                             $    1,969,132
                                                                                      ==============



        The accompanying notes are an integral part of these consolidated financial statements.

             Premiere Publishing Group, Inc. and Subsidiaries

                  Consolidated Statements of Operations



                                                              Three Months Ended              Nine Months Ended
                                                         ------------------------------  ----------------------------
                                                         September 30,    September 30,  September 30,  September 30,
                                                             2006             2005           2006           2005
                                                         -------------    -------------  -------------  -------------
                                                          (unaudited)     (unaudited)     (unaudited)    (unaudited)
REVENUES
      Advertising, circulation, events and other        $    1,589,303  $     182,246    $  4,394,400  $     360,708

OPERATING EXPENSES:
      Production, distribution and editorial                   623,979        406,632       1,914,787        626,633
      Selling, general and adminstrative                       706,754        436,171       1,728,811        971,557
      Consulting services                                          857        165,639          32,691        496,648
                                                        --------------  -------------    ------------  -------------
TOTAL OPERATING EXPENSES                                     1,331,590      1,008,442       3,676,289      2,094,838
                                                        --------------  -------------    ------------  -------------

INCOME (LOSS) FROM OPERATIONS                                  257,713       (826,196)        718,111     (1,734,130)

OTHER INCOME (EXPENSE)

      Interest expense and financing costs                    (178,884)       (76,086)       (514,388)       (77,953)
      Other income                                               4,281              -           5,460              -
                                                        --------------  -------------    ------------  -------------
TOTAL OTHER INCOME (EXPENSE)                                  (174,603)       (76,086)       (508,928)       (77,953)
                                                        --------------  -------------    ------------  -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 83,110       (902,282)        209,183     (1,812,083)

PROVISION FOR INCOME TAXES                                           -              -               -              -
                                                        --------------  -------------    ------------  -------------
NET INCOME (LOSS)                                       $       83,110  $    (902,282)   $    209,183  $  (1,812,083)
                                                        ==============  =============    ============  =============
EARNINGS (LOSS) PER SHARE:
      BASIC                                             $         0.00  $       (0.08)   $       0.01  $       (0.22)
                                                        ==============  =============    ============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                                                 18,572,983     11,465,525      16,926,071      8,149,391
                                                        ==============  =============    ============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     Premiere Publishing Group, Inc. and Subsidiaries

                     Consolidated Statements of Stockholders' Equity
                       For the Nine Months Ended September 30, 2006
                                        (unaudited)

                                                                         Common stock    Additional                      Total
                                                                   ---------------------   paid-in     Accumulated   stockholders'
                                                                     Shares      Amount    capital        Deficit       (equity)
                                                                   ----------  ---------  -----------    -----------   -----------
Balance, December 31, 2005                                         16,064,934     16,065    1,733,779    (3,807,804)   (2,057,960)

Common stock issued to consultants for services rendered              290,000        290       27,744                      28,034
Conversion of bridge loans and accrued interest into common stock   1,201,782      1,202      314,689                     315,891
Conversion of senior convertible promissory notes
  and accrued interest into common stock                            5,834,788      5,835    2,444,777                   2,450,612

Net income                                                                                                  209,183       209,183
                                                                   ----------  ---------  -----------  ------------  ------------
Balance, September 30, 2006 (unaudited)                            23,391,504  $  23,392  $ 4,520,989  $ (3,598,621) $    945,760
                                                                   ==========  =========  ===========  ============  ============


        The accompanying notes are an integral part of these consolidated financial statements.

                Premiere Publishing Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                    Nine Months Ended
                                                                               September 30,  September 30,
                                                                                   2006           2005
                                                                               -------------  -------------
                                                                                (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $    209,183  $ (1,812,083)
    Adjustment to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization expense                                         34,722         8,755
        Common stock issued for services                                              28,034       470,848
        Amortization of debt issue costs                                             325,627             -
        Barter revenue                                                            (1,378,848)            -
        Barter expenses                                                               91,200             -
    Changes in assets and liabilities:
      Accounts receivable                                                           (233,333)      (81,800)
      Prepaid expenses and other assets                                               (5,241)       (1,500)
      Accounts payable                                                               336,920        78,930
      Accrued interest                                                               188,761        43,203
      Deferred revenue                                                               (15,350)            -
                                                                                ------------  ------------
Net cash used in operating activities                                               (418,325)   (1,293,647)
                                                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                               (33,775)      (18,874)
                                                                                ------------  ------------
Net cash used in investing activities                                                (33,775)      (18,874)
                                                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of bridge loan                                                  -       560,000
    Repayment of bridge loan                                                                       (25,000)
    Proceeds from issuance of senior convertible promissory notes                          -     2,075,000
    Payment of offering costs                                                                     (321,750)
    Proceeds from line of credit, net                                                100,000             -
                                                                                ------------  ------------
Net cash provided by financing activities                                            100,000     2,288,250
                                                                                ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                (352,100)      975,729

CASH AND CASH EQUIVALENTS, Beginning of period                                       502,602             -
                                                                                ------------  ------------
CASH AND CASH EQUIVALENTS, End of period                                        $    150,502  $    975,729
                                                                                ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                               $          -  $          -
                                                                                ============  ============
    Income taxes paid                                                           $          -  $          -
                                                                                ============  ============


                PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Premiere Publishing Group, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the prospectus filed with the SEC on June 20, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

The Company's principal business activities are the publishing of the national magazine "Trump World" on a quarterly basis, and "Poker Life" on a bi-monthly basis. The Company also offers custom publishing services to companies and is presently publishing two custom published titles, PartyLife and World Player and expects three more issues of PartyLife over the next 12 months and five more issues of World Player over the next 12 months. The Company has also received barter credits and maintains several accounts with major barter companies who place advertising in the Company's publications in exchange for goods and services.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the nine months ended September 30, 2006 and 2005 was $14,007 and $1,850, respectively.

REVENUES

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer's on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue and expenses for the nine months ended September 30, 2006 were $1,378,848 and $91,200, respectively. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the nine months ended September 30, 2006. As of September 30, 2006, there were no options outstanding.

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

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the only potential dilutive securities were 3,989,990 warrants to purchase shares of common stock and bridge loans and senior convertible promissory notes that are convertible into 1,565,476 shares of common stock. For the three and nine months ended September 30, 2005, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive. For the three and nine months ended September 30, 2006, the effect of the convertible debt is anti-dilutive since the quotient of the interest expense and finance charges divided by the number of shares issuable upon conversion is greater then the basic earnings per share.

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


In September 2006, FASB issued SFAS 157 `Fair Value Measurements'.
This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after

November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.


NOTE 3 -- DEBENTURES PAYABLE

8% BRIDGE NOTES

In a private placement transaction in April and May, 2005, the Company issued a series of 8% convertible promissory notes in a total amount of $560,000 with a maturity date of 180 days. The principal amount of each note is convertible, at the option of the Payee at anytime prior to the maturity date into common stock of the Company at the rate of 100,000 shares of common stock for each $25,000 of principal. The Company may at its election pay the interest due on the convertible promissory note in the form of shares of its common stock for $0.50 of interest due. These debentures were due on October 31, 2005. During the quarter ended September 30, 2006, certain note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock.

The Company has evaluated the convertible debenture discussed above and has concluded that there is no beneficial conversion feature as the conversion price was greater than the Company's stock price on the date the notes were issued.

8% SENIOR CONVERTIBLE PROMISSORY NOTES

In a second private placement transaction in July and August, 2005, the Company offered 100 units consisting of an 8% senior convertible promissory note in the face amount of $25,000 due July 31, 2006, and 6,666 shares of common stock. Each senior convertible promissory note is convertible at any time into 60,000 shares of common stock or $.42 per share. The Company has issued 659,934 shares of common stock to the holders of the debentures. During the quarter ended September 30, 2006, certain note holders converted $2,237,500 in principal plus accrued interest into 5,834,778 shares of common stock.

The Company has evaluated the convertible debenture discussed above and has concluded that there is no beneficial conversion feature as the conversion price was greater than the Company's stock price on the date the notes were issued. The Company has allocated the proceeds of the notes between the notes and the common stock issued with the notes based on the relative fair value of each instrument. As a result the notes and common stock were valued at $2,412,807 and $62,193, respectively. The amount allocated to the common stock has been recorded as a debt discount and is being amortized over the term of the notes. For the nine months ended September 30, 2006, the Company amortized $46,687 of the debt discount as a charge to financing costs.

In connection with the $2,475,000 senior convertible promissory notes, the Company paid $321,750 in fees and commissions and also issued the placement agent 989,990 warrants to purchase shares of the Company's common stock valued at $49,831. The warrants were valued using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common shares of 100%; and a weighted average expected life of the option of 5 years. The warrants have an exercise price of $0.50. The total debt issue costs of $371,581 are being amortized over the term of the notes. For the nine months ended September 30, 2006, the Company amortized $278,940 of the debt issue costs as a charge to financing costs.

NOTE 4 -- LINE OF CREDIT

The Company has a line of credit with a financial institution that provides for maximum borrowings of $100,000 and accrues interest at prime. The line of credit expires on December 31, 2006. As of September 30, 2006, the Company has $100,000 outstanding under this line of credit.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock

During the nine months ended September 30, 2006, the Company issued a total of 290,000 shares of common stock to consultants for services rendered. The shares were valued at $0.097 per share. Since the Company's common stock is not publicly traded, the value of the Company's common stock was determined by the management of the Company based on the value of the most recent transaction in its common stock.

During the quarter ended September 30, 2006, certain of the 8% bridge note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock.

During the quarter ended September 30, 2006, certain of the 8% senior convertible promissory note holders converted $2,237,500 in principal plus accrued interest into 5,834,778 shares of common stock.

Warrants

Below is a summary of the warrant activity:

                                                  WEIGHTED
                                                   AVERAGE
                                     WARRANTS     EXERCISE        AGGREGATE
                                   OUTSTANDING      PRICE      INTRINSIC VALUE
                                 --------------  ----------    ---------------
Outstanding, December 31, 2005        3,989,990       $0.61      $       0
Granted                                    -             -
Forfeited                                  -             -
Exercised                                  -             -
                                 --------------
Outstanding, September 30, 2006       3,989,990       $0.61      $ 427,798
                                 ==============

As of September 30, 2006, all of the warrants had vested. The weighted average life of the outstanding warrants at September 30, 2006 is 4.07 years


NOTE 6 - RELATED PARTY TRANSACTIONS

Included in revenue is $227,000 of management fees received for services provided to a company owned by the Company's Chief Executive Officer.


NOTE 7 - SUBSEQUENT EVENT

Subsequent to September 30, 2006, certain of the 8% senior convertible promissory note holders converted $62,500 in principal plus accrued interest into 163,849 shares of common stock.

In addition, in October 2006 the Company received $335,000 from the proceeds of the sale of convertible debentures. The debentures accrue interest at 5%, are due in October 2009 and are convertible into shares of the Company's common stock at a percentage of the market price at the conversion date.
The holders of the convertible debentures also have piggy-back registration rights and no demand registration rights.

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

OUR PLAN OF OPERATION

Premiere Publishing Group, Inc., together with our wholly owned subsidiaries Sobe Life, LLC Publisher of Trump Magazine, and Poker Life Magazine, LLC Publisher of Poker Life Magazine generated gross revenues in third quarter 2006 of $1,589,303 which reflects a positive income from operations of $257,713. Premiere Publishing Group, Inc. generated in second quarter 2006 gross revenues of $1,978,113 with a positive income from operations yielding $216,959.

Our plan of operations for the next 12 months is to publish an additional four issues of Trump Magazine and nine issues of Poker Life magazine. We expect that for at least the next 12 months, the revenues associated with each future issue of Trump Magazine and Poker Life Magazine will increase but that the expenses associated with each issue will remain the same because we anticipate that the number of pages of advertisements will increase with each issue, while the number of editorial pages will decrease, thereby resulting in increased revenues with constant printing and other publishing expenses. We also offer custom publishing services to companies and are presently publishing two custom published titles, PartyLife and World Player and expect 3 more issues of PartyLife over the next 12 months and five more issues of World Player over the next 12 months. The company has also received barter credits and maintains several accounts with major barter companies who place advertising in our publications in exchange for goods and services.

As of September 30, 2006 we had cash on hand of $150,502 and barter credits of $1,287,648. This cash and barter credits is a result of our bridge financing in April and May 2005, Sobe Life, LLC's revenues, and the private placements of our Investment Units in July through October 2005 and providing custom publishing services for PartyLife and World Player magazines. The bridge financing in April and May 2005 consisted of 8% convertible promissory notes that we issued in the aggregate amount of $560,000. The notes matured in November 2005 but are convertible at anytime at the option of the payee into our common stock at the rate of $.25 per share. One payee holding a $25,000 note requested repayment when the notes matured and we paid him back in full. All of the remaining holders have not requested repayment. We are hopeful that they will convert their promissory notes into our common stock.

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

Sobe Life, LLC has recognized revenue upon the publication and distribution of each issue of Trump Magazine for which advertising has been purchased and billed. At this point, collection is reasonably assured and Sobe Life, LLC, Poker Life Magazine, LLC and Premiere Publishing Group, Inc. Prepayments and/or deposits on advertising to be published in future issues are deferred until the publication and distribution date of the respective issue but many accounts pre-pay for advertising. In the normal course of business, Sobe Life, LLC, Poker Life Magazine, LLC and Premiere Publishing Group, Inc. extends unsecured credit to virtually all of its customers. Sobe Life, LLC believes it will be able to collect all advertising revenue, so it has not provided an allowance for doubtful accounts. In the event of complete non-performance, the maximum exposure to Sobe Life, LLC is the recorded amount of trade accounts receivable shown on its balance sheet at the date of non-performance.

For the period from May 1, 2004 through September 30, 2006, we have incurred a net loss of $3,598,621.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

    REGULATION
    S-B NUMBER                          EXHIBIT
    ----------                          -------

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer**

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer**

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer**

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer**


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PREMIERE PUBLISHING GROUP, INC.



November 14, 2006                        By:  /s/ Michael Jacobson
                                              Michael Jacobson
                                              Chief Executive Officer



November 14, 2006                        By:  /s/ Al Van Damm
                                              Al Van Damm
                                              Controller
                                              (principal accounting officer)