Form 10KSB
period 2006-12-31
Premiere Publishing Group, Inc.
filed 2007-04-02
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------
FORM 10-KSB
-----------------------------------------
Annual Report Under Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 2006

Commission File Number: 000-1338929

PREMIERE PUBLISHING GROUP, INC.
(Name of small business issuer in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

386 Park Avenue South, 16th Floor, New York, NY 10016
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(212) 481-1005
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
 Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
-------------------------------
(Title of each class)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X )

The issuer’s Rrevenues for year ended December 31, 2006 were: $5,408,090

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2007, was: $7,810,871.60

Number of shares of the registrant's common stock outstanding as of December 31, 2006 is: 25,051,981

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR COMPANY

We publish the national quarterly magazine “Trump Magazine.” It is a glossy full-color magazine of approximately 112 pages that reflects the interests, business accomplishments and luxurious lifestyle of Donald Trump. The magazine is meant to capitalize on the brand name of Donald Trump following his success with NBC’s reality based show, The Apprentice and the affluent luxury men’s lifestyle. The magazine was launched nationally in September 2004 and contains articles focusing on luxury items, exotic travel, fine dining, great entertainment, and unique insights into The Apprentice and its contestants. Eight (8) national issues of Trump Magazine have been published to date, and we plan to publish the spring 2007 edition in April 2007. We were organized in March 2005 as a Nevada corporation. Our Internet address is www.trumpthemag.com

We publish Trump magazine through our wholly owned subsidiary Sobe Life, LLC. We purchased Sobe Life, LLC from our Chairman and President Michael Jacobson and Lee Fry in April 2005.

We also launched in October 2005 a national magazine entitled “Poker Life,” that focuses on the popular game of poker and the lifestyle surrounding it. We publish Poker Life magazine quarterly through our wholly owned subsidiary Poker Life Magazine LLC.

OUR BUSINESS

We publish the national quarterly magazine “Trump Magazine.” Trump Magazine was initially published in September 2004 by Sobe Life, LLC, an Illinois limited liability company. Sobe Life, LLC was formed in April 2004 by Lee Fry and our President Michael Jacobson in order to enter into a publishing agreement with Trump World Publications LLC and publish Trump Magazine on a national basis. We were organized in March 2005 as a Nevada corporation.

At the time that Sobe Life LLC was formed in April 2004, Lee Fry owned 70% of the membership interests in Sobe Life, LLC, our Chairman and President Michael Jacobson owned 30% of the membership interests, and Mr. Fry had loaned $700,000 to Sobe Life, LLC to fund the original publication of the magazine. In March 2005, we acquired Lee Fry’s 70% interest in Sobe Life, LLC and satisfied in full any and all obligations under the $700,000 loan in exchange for $100,000 and an agreement to pay Mr. Fry 10% of any net profits generated by Trump Magazine though December 2007 up to a maximum amount of $500,000. Thereafter, in April 2005, Mr. Jacobson transferred his interest in Sobe Life, LLC to us. In consideration of that transfer and Mr. Jacobson’s services in forming and organizing us, Mr. Jacobson received 5,300,000 shares of our common stock.

We also launched in October 2005 a national magazine entitled “Poker Life,” that focuses on the popular game of poker and the lifestyle surrounding it. We publish Poker Life magazine quarterly through our wholly owned subsidiary Poker Life Magazine LLC. Six (6) national issues of Poker Life have been published to date, and the spring issue has been published in March 2007 and we plan to publish the summer 2007 issue in July 2007.

DESCRIPTION OF OUR BUSINESS

Trump Magazine

Trump Magazine is a glossy, full-color national quarterly magazine of approximately 112 pages that reflects the interests, business accomplishments and luxurious lifestyle of Donald Trump. The magazine is meant to capitalize on the internationally recognized brand name of Donald Trump and on the success of Trump’s NBC’s reality show, The Apprentice. The magazine was launched nationally in September 2004 and contains articles focusing on luxury items, exotic travel, fine dining, great entertainment, and unique insights into The Apprentice and its contestants.

In September 2006, we created and launched a regionalized Trump New York Edition that offers companies the opportunity to advertise regionally in New York City and other metro NY areas. The Trump regional edition is approximately 132 pages which includes a special bound in twenty-page New York section offers local Metro NewYork and out of state luxury goods companies the opportunity to target Trump readers regionally at a lower rate.

Trump Magazine is intended to be published four times per year and is tailored to a male upwardly mobile readership between the ages of 21 and 55. It is advertising supported and retails in the United States for $5.95 per issue, or $19.99 for a one-year subscription to four issues. Its current print run is 200,000. Approximately one-fourth of its circulation, 50,000 copies, is distributed complimentary to the customers of Donald Trump’s properties, including his hotels, casinos, golf courses and residences.

The magazine was first published in September 2002, with subsequent editions published by Sobe Life, LLC in September 2004 and December 2004. Additionally, we published the Spring 2005 and Summer 2005 issues of the magazine following our acquisition of Sobe Life, LLC in April 2005. We published the Fall 2005 edition in September 2005 and we published the Winter 2005 edition in December 2005. In 2006, We published three (3) issues and publishing the spring issue in April 2007.

Advertising in Trump Magazine

Trump Magazine sells and carries conventional advertising. The size of each advertisement ranges from one-third to one full page, or special units (i.e., spreads, gatefolds or inserts). The publisher and sales team of Trump Magazine is responsible for soliciting potential advertisers, negotiating advertising contracts and securing executed insertion orders with them. To date, Trump Magazine’s advertisers have typically been national businesses that market products to high net worth individuals. The advertisers, starting with the first national issue and now continue to attract recognized brands including Rolls Royce, Patron Tequila, Brioni, Gevril Watches, and CAO.

Donald Trump

Donald Trump is one of most successful and renowned real estate developers in the world. Long before the success of NBC’s reality-based show, The Apprentice, Donald Trump was a celebrity. The Apprentice is a series that focuses on a group of young, ambitious entrepreneurs competing for a dream job as a top executive in Donald Trump’s business empire. It has been a top-rated television series for the past one and one-half years and has a production commitment from NBC for two more seasons.

Our License Agreement with Donald J. Trump and our Publishing Agreement with Trump World Publications LLC

Our wholly owned subsidiary Sobe Life, LLC entered into a license agreement with Donald J. Trump on May 28, 2004 that grants us an exclusive license to use the “Trump” trademark as the name of our magazine through August 30, 2009. In consideration for the grant of this license, our wholly owned subsidiary Sobe Life, LLC agreed to pay Mr. Trump $120,000 upon the publication of the fall (September) 2005 issue and an additional $120,000 upon the publication of the winter (December) 2005 issue of Trump Magazine. Sobe Life, LLC also agreed to pay Mr. Trump a royalty of $135,000 for each issue of Trump Magazine published thereafter regardless of the frequency of publication.

In accordance with the license agreement, Mr. Trump has the right to review and approve each issue of Trump Magazine at least 10 days prior to each publication in order to confirm that the issue meets the industry standards for a premier, first-class lifestyle magazine.

In addition to the license agreement, Sobe Life, LLC entered into a five-year publishing agreement with Trump World Publications LLC, of which Mr. Trump is the managing member. Sobe Life, LLC first entered into this agreement on May 28, 2004, and it was last amended on July 27, 2005.

The publishing agreement, as amended, required Sobe Life, LLC to pay Trump World Publications LLC $200,000 on July 30, 2005 in connection with all prior issues of Trump Magazine including summer 2005, and to thereafter pay 7.5% of the net profits generated by each issue of Trump Magazine beginning with the fall (September) issue. These fees are in addition to the royalties payable under the license agreement described above. The publishing agreement provides that the net profits generated by each issue of Trump Magazine shall equal all the gross revenues received with respect to an issue, less accounting costs directly related to the issue (not to exceed $10,000 per year); legal costs directly related to the issue (not to exceed $10,000 per year); and a percentage of our general corporate expenses (including payroll, printing, rent and photography expenses) based on the number of issues of Trump Magazine published in a year compared to the total number of our publications in that same year, including publications of our Poker Life magazine.

In connection with the July 27, 2005 amendment of the Publishing Agreement, we also transferred 2 million restricted shares of our common stock to Mr. Trump. Subsequently, in 2006 Mr. Jacobson transferred 1,650,000 shares that he beneficially owned to Donald J. Trump, and as of the date hereof both Michael Jacobson and Donald J. Trump beneficially own 3,650,000 shares.

The publishing agreement requires that we produce each issue of Trump Magazine for a distribution of a minimum of 200,000 copies, with 50,000 distributed complimentary by us at our own expense to certain of Mr. Trump’s properties. The agreement also requires that the magazine be a four-color magazine, the interior paper be printed on 60LB high-grade glossy stock, the cover of the magazine be on 100# glossy stock, the binding be perfect bound, and the minimum page count be 100 pages. The agreement also requires that each single issue of the magazine be sold for $5.95.

Poker Life Magazine

We launched in October 2005 a national magazine “Poker Life,” that focuses on the popular game of poker and the lifestyle surrounding it. Each feature and article is in step with the passions of today’s players, including features and articles on travel, fine dining, cigars, nightlife and fashion. The magazine has helped its readers find the next tournament worth playing in and feature the world’s best poker rooms. World champions of poker will also contribute tips for playing the game. Poker Life magazine is printed at a major printing plant on superior 100 LB cover stock and 60 LB interior stock, and perfect bound.

We believe that poker is more popular in America now than ever before because:

• Television has revolutionized poker’s popularity, targeting a growing audience of new players and putting the game squarely in the lexicon. Fans are intrigued by the quirky personalities of poker’s top professionals and celebrity participants, as featured in The World Series of Poker and Celebrity Poker Showdown, respectively.

• The invention of the Lipstick Cam two years ago revealed to television viewers the player’s two hole cards in the seven card game of Texas Hold ‘Em, thereby exposing the bluffers.

• The Internet draws millions of amateur players and pros a day to a variety of online poker sites, where stakes range from poker change to big purses.

• Poker-themed magazines are on the rise. There was an influx of new poker titles in 2004 aimed at mid-level players with some knowledge of the game and its champions. However, most of these magazines are missing the crucial luxury lifestyle element that will distinguish Poker Life from the competition.

Our plan of operations for the 12 months following the date of this prospectus is to publish four additional issues of Poker Life magazine. We have already published six (6) issues.

Poker Life magazine faces intense competition from other magazines focused on the game of poker, including “Card Player,” “Bluff,” “All In,” and “Casino Player.” We may not be able to effectively compete with these other magazines given that they have an established readership and have greater financial resources than we do.

Additionally, if we run advertisements for online-gaming sites in our planned Poker Life magazine, it could result in our being the target of a criminal prosecution by federal or state authorities, or both. It may also make it more difficult for us to list our securities on an exchange in the U.S.

Custom Publishing

In March 2006, we created a custom publishing division to offer companies the service to create, manage, print, mail and publish a theme magazine to promote and cross market their brands to their customers. In June 2006, we custom published PartyLife, World Player and GameDay USA. In 2007, we are contracted to publish nationally in August 2007 GameDay USA Magazine. GameDay USA is a sports theme publication and is direct mailed and distributed in Las Vegas and Atlantic City.

RISK FACTORS

Because Sobe Life, LLC, our wholly owned subsidiary and operating entity, has only recently commenced business operations, it faces a high risk of business failure.

You must consider that only three issues of Trump Magazine were published by Sobe Life, LLC before we purchased Sobe Life, LLC in April 2005, and that Sobe Life, LLC has published only seven issues since then. Accordingly, Sobe Life, LLC has minimal operating history from which investors can evaluate its business. Until we develop the business further by publishing more issues of Trump Magazine and expanding its paid circulation, it will be difficult for an investor to evaluate Sobe Life, LLC’s chances for success.

If we continue to incur net losses, and we are unable to raise additional capital, our business may fail.

From May 1, 2004 through December 31, 2006, we incurred cumulative net losses of approximately $5,612,883, and we have incurred an accumulated deficit of $5,612,883 as of December 31, 2006. Our auditor’s report to our audited financial statements states that there is substantial doubt about our ability to continue as a going concern.

We believe that Sobe Life, LLC’s present working capital will permit it to continue to operate for approximately 9 months from the date hereof. However, Sobe Life, LLC may encounter business problems that will cause it to incur additional losses and increase its working capital requirements. There can be no assurance that such working capital will be available from operating revenues or acceptable financings.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

The success and growth of our business will depend on the contributions of our Chairman and President, Michael Jacobson, and a small number of other key personnel, as well as our ability to attract, motivate and retain other highly qualified personnel. Competition for such personnel in the publishing industry is intense. Other than Michael Jacobson, we do not have an employment agreement with any of our employees. The loss of the services of any of our key personnel, or our inability to hire or retain qualified personnel, would make it difficult for us to implement our business plan.

If our business plan fails, our company will dissolve and investors may not receive any portion of their investment back.

If we are unable to realize profitable operations, or raise sufficient capital, our business will eventually fail. In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors. Because the senior noteholders have priority in the event of liquidation, equity investors would be unlikely to receive funds upon liquidation. Furthermore, although investors that hold senior notes have priority in payment, there can be no assurance that we will have the assets to repay such notes in the event of liquidation.

Competition in the consumer magazine publishing business could make it difficult for us to attract a sufficient number of readers and advertisers.

The consumer magazine publishing business is highly competitive and there can be no assurance that we will be able to compete effectively. We compete for advertising and circulation revenues with publishers of other special-interest consumer magazines, including GQ and Cigar Afficionado. Some of these competitors are larger and have greater financial resources than us. Others are smaller and may be capable of quickly identifying a niche publication that could compete for our readers and advertisers.

Increases in paper costs may have an adverse impact on our future financial results.

The price of paper is a significant expense in publishing our magazines. The prices for certain commodity grades of paper have substantially increased in the past few years. Paper price increases would therefore increase our expenses and thereby make it more difficult for us to attain profitability.

Consolidation of our principal vendors may result in increased prices and delays in services.

Our principal vendors include paper suppliers, printers, fulfillment houses and national newsstand distributors. Each of these industries is currently experiencing significant consolidation among their principal participants. This consolidation may result in (i) decreased competition for providing such services and thus increased prices; (ii) interruptions and delays in services provided by such vendors; and (iii) greater dependence on certain vendors. Consolidation could therefore adversely affect our results of operation and financial condition.

Our magazine business is subject to competition from the rapidly increasing market for internet and new media products and services. This competition will make it more difficult for us to sell our magazines.

The increased availability of information on the internet and other new media products and services subjects our magazine business to increased competition, which will make it more difficult for us to sell our magazines.

Poker Life magazine will face intense competition from other poker magazines, which will make it more difficult for us to attract a sufficient number of readers and advertisers for this magazine.

We also launched Poker Life magazine in October 2005 and have published seven issues. It is a national magazine, published once every two months, that focuses on the popular game of poker and the lifestyle surrounding it. Poker Life magazine will face intense competition from other magazines focused on the game of poker, including “Card Player,” “Bluff,” “All In,” and “Casino Player.” We cannot assure you that our planned magazine will be able to effectively compete with these other magazines given that they have an established readership and have greater financial resources than we do.

We could be subject to criminal or civil penalties if we include in Poker Life magazine advertisements for online gaming companies.

We plan to run advertisements for online gaming sites in our Poker Life magazine, as many other gaming magazines are continuing to do. We would cease if the US Justice Department bans online advertising in United States.

The U.S. Department of Justice has indicated that it regards all forms of online gaming as illegal in the U.S. under the Interstate Wirelline Act and in 2006 past legislation banning online gaming to United States customers. This would seem to include online poker. The Department of Justice has issued subpoenas to media groups to stop them from running such advertisements. Furthermore, most states maintain that online gaming is illegal under existing and new anti-gambling laws. In addition, businesses that run advertisements for online-gaming sites have been the target of civil actions. Certain companies take the position and rely on the apparent unwillingness or inability of regulators generally to bring actions against companies with no presence in the country concerned which is not the case with us because we maintain our offices and activities in the United States. Online poker is, however, increasingly popular in the U.S. and many publications currently include magazine advertisements placed by online-gaming sites despite the potential risks.

Purchasers of our common stock may suffer future dilution, thereby decreasing their percentage ownership of us.

If we sell additional equity or convertible debt securities, those sales could result in future dilution to purchasers of our common stock, thereby decreasing their percentage ownership of us.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that requires brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. See “Penny Stock Considerations”.

Some of Sobe Life, LLC’s recognized advertising revenue may be uncollectible.

Sobe Life, LLC recognizes revenue upon the publication and distribution of each issue of Trump World magazine for which advertising has been purchased and billed and yet our financial statements do not provide an allowance for doubtful accounts. While collection of this advertising revenue is reasonably assured, certain advertisers in Trump World magazine may default thereby decreasing our actual revenues from those recorded in our audited financial statements.

We believe that the publishing and distribution of products based in large part on franchise properties will improve the predictability of our revenues.

Competition
Our direct competitors for Trump Magazine are Robb Report Esquire, Elite Traveler, Cigar Aficionado, Gotham Magazine, L.A. Confidential, and Ocean Drive Magazine.

Our direct competitors for Poker Life Magazine are Bluff Magazine, Casino Player, All-in Magazine, and Las Vegas Magazine.

Employees

We currently have 16 full-time employees.

Major Customers

Trump Magazine maintains the following major customers: CAO Cigars, Rolls Royce, Geuril Watches, Patrone Tequilla, and Trump Vodka.

Poker Life Magazine maintains the following major customers: World Series of Poker, Borgata Hotel and Casino, Trump Hotel and Casino, Geuril Watches, and John Allan.

INVESTOR INFORMATION

We are subject to the information requirements of the Securities Exchange Act of 1934 and in accordance therewith will file reports, proxy statements and other information with the Commission and provide stockholders with the information required under the Securities Act of 1934.

You may inspect the registration statement, exhibits and schedules filed with the Securities and Exchange Commission at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Room of the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549: l-800-SEC-0330. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease an office in New York city of approximately 6,000 square feet at $26.00 per square foot.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “PPBL.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in August 2006, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2006 was $.45 per share. As of December 31, 2006, there were 166 shareholders of record of our common stock, this number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2006
Fourth quarter	$.79	$.40
Third quarter	$1.06	$.60

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 100 stockholders of record of our common stock on March 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included elsewhere in this Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Sobe Life, LLC (“Sobe”), an Illinois limited liability company was formed in April 2004. Sobe enter into a publishing agreement with Trump World Publications LLC to publish Trump World magazine on a national basis. Trump World magazine was initially published, beginning in September 2004. Premiere Publishing Group, Inc. (“PPG”) is a Nevada corporation organized on March 25, 2005. In April 2005, Sobe entered into an agreement with PPG whereby PPG acquired all of the outstanding membership interests of Sobe in exchange for 5,350,000 shares of PPG’s common stock. As a result of the transaction, Sobe’s sole member owned 100% of the combined company and the sole owner and executive officer of Sobe became a director and executive officer of the PPG. Accordingly, the transaction has been accounted for as a reverse acquisition of PPG by Sobe resulting in a recapitalization of Sobe rather than as a business combination. Sobe is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Sobe have been presented for the comparative prior period.

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

Revenues.  Revenues are recognized only when realized / realizable and earned, in accordance with accounting principles generally accepted in the United States. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets. We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Our Plan of Operation

Premiere Publishing Group, Inc., together with our wholly owned subsidiaries Sobe Life, LLC Publisher of Trump Magazine, and Poker Life Magazine, LLC Publisher of Poker Life Magazine generated gross revenues during the year ended December 31, 2006 of $5,408,090 which resulted in a loss from operations of $1,364,925.

Our plan of operations for 2007 is to publish an additional four issues of Trump Magazine and four issues of Poker Life magazine. We expect that for at least the next 12 months, the revenues associated with each future issue of Trump Magazine and Poker Life Magazine will increase but that the expenses associated with each issue will remain the same because we anticipate that the number of pages of advertisements will increase with each issue, while the number of editorial pages will decrease, thereby resulting in increased revenues with constant printing and other publishing expenses. In March 2006, we created a custom publishing division to offer companies the service to create, manage, print, mail and publish a theme magazine to promote and cross market their brands to their customers. In June 2006, we custom published PartyLife, World Player and GameDay USA. In 2007, we are contracted to publish nationally in August 2007 GameDay USA Magazine. GameDay USA is a sports theme publication and is direct mailed and distributed in Las Vegas and Atlantic City. The company has also received barter credits and maintains several accounts with major barter companies who place advertising in our publications in exchange for goods and services.

As of December 31, 2006 we had cash on hand of $111,553, accounts receivable of $321,044 and barter credits of $581,254. We have financed our operations since inception from revenues generated from the magazines we publish, revenues from custom publishing services for PartyLife and World Player magazines, a bridge loan financing in April and May 2005, a private placements of our Investment Units in July and August 2005 and a convertible debenture in October 2006.

The bridge financing in April and May 2005 consisted of 8% convertible promissory notes that we issued in the aggregate amount of $560,000. The notes matured in November 2005 but are convertible at anytime at the option of the payee into our common stock at the rate of $.25 per share. One payee holding a $25,000 note requested repayment when the notes matured and we paid him back in full. During the year ended December 31, 2006, certain bridge note holders converted a total of $285,000 of principal and accrued interest into 1,201,782 shares of our common stock.

In the private placement in July and August, 2005, we offered 100 units consisting of an 8% senior convertible promissory note in the face amount of $25,000 due July 31, 2006, and 6,666 shares of common stock. Each senior convertible promissory note is convertible at any time into 60,000 shares of common stock or $0.42 per share. We issued 659,934 shares of common stock to the holders of the debentures. During the year ended December 31, 2006, all of the note holders converted $2,475,500 in principal plus accrued interest into 6,345,265 shares of common stock.

In October and November 2006, we issued a total of $460,000 of convertible debentures. The convertible debenture are convertible into shares of our common stock determined by dividing the dollar amount being converted by 75% of the lowest closing bid price (as reported by Bloomberg) of our common stock for the fifteen (15) trading days immediately preceding the date of conversion. The convertible debentures accrue interest at 6% annum, are due three years after issuance and do not contain registration rights. The debentures are redeemable by us, in whole or in part, at our option, at 115% of the then outstanding principal amount of the debentures. If the redemption occurs more than six months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one year from the date of the individual closings the amount will be set at 131%. We must give ten days written notice of intent to redeem the debentures in whole or in part, during which period no conversions shall be permitted.

We expect that the cash we have on hand and cash expected to be generated from operations will not be sufficient for us to continue to operate for the next 12 months based on our anticipated advertising, circulation and custom publishing revenues, as well as our anticipated expenses over that period. In order for us to continue in existence, we will need to raise additional debt or equity capital.

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

For the period from May 1, 2004 through December 31, 2006, we have incurred a net loss of $5,612,883.

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this prospectus include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this prospectus. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements may include, among other things, statements relating to the following matters:

o	our ability to realize significant cost savings by outsourcing much of the capital-intensive aspects of our business to others.

o	the likelihood that our management team will increase our profile in the industry and create new video games for us.

o	our ability to compete against companies with much greater resources than us.

o	our ability to obtain various licenses and approvals from the third party hardware manufacturers.

These forward-looking statements are made as of the date of this prospectus, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this prospectus might not occur.

Indemnification of officers and directors

Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the corporation or its shareholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that (1) his act or failure to act constituted a breach of his fiduciary duties as a director or officer and (2) his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, shareholders of our company will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director’s or officer’s fiduciary duty and does not eliminate or limit the right of our company or any shareholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 through F-19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the period ended December 31, 2006.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors acts as our audit committee. No member of our board of directors is a “financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act.

To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

The directors, officers and key employees of the company are as follows:

Name	Age	Position

Michael Jacobson	44	Chairman, President and Chief Executive Officer

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

MICHAEL JACOBSON. Mr. Jacobson has been our Chairman, President and Secretary since we were organized in March 2005, and has been the Editor and Publisher of Trump Magazine since October 2002. Mr. Jacobson is responsible for overseeing the editorial and sales efforts for Trump Magazine. From September 1995 through September 2003, Mr. Jacobson was Vice President of Sales and Promotions for Smoke Magazine, published by Lockwood Publications, Inc. Prior to his work with Trump Magazine, Mr. Jacobson worked in advertising sales and promotions for “Gear” magazine and helped launch “Smoke” magazine.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the compensation we paid to our senior executive officers, in the twelve months ending December 31, 2006.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensa- tion	Securities Underlying Options/ SARs	All Other Compensation($)
Michael Jacobson- Chief Executive Officer, President, Secretary	2006	$200,000	N/A	N/A	N/A	N/A

No options were granted to any officers or directors as of fiscal year ending December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of March 31, 2007, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 25,051,981 beneficially owned shares outstanding on March 31, 2007. The address of each director and executive officer listed below is c/o Premiere Publishing Group, Inc., 386 Park Avenue South, 16th Floor, New York, New York 10016.

Name and Address	Number of Shares Beneficially Owned		Percent of Class
Michael Jacobson President and CEO	3,650,000	(1)	14.6%
Donald J. Trump	3,650,000	(2)	14.6%
Legend Merchant Group, Inc.(7)	1,150,000	(3)	4.6%
Lars Volkenberg	1,260,377	(4)	5.0%
Lakefield Trading LTD(8)	1,700,000	(5)	6.8%
Gilman Securities LTD(9)	1,700,000	(5)	6.8%
Brenston Enterprises S.A.(10)	1,700,000	(5)	6.8%
Lion Advisors LLC(11)	1,275,000	(6)	5.1%
All officers and directors as a group (1 person)	3,650,000		14.6%

* Represents less than 1%

(1) Mr. Jacobson received these shares in consideration for forming and organizing us in March 25, 2005 and for transferring Sobe Life, LLC to us in April 2005.

(2) Mr. Trump received these shares in connection with the July 27, 2005 amendment to the publishing agreement between Sobe Life, LLC and Trump World Publications LLC. Mr. Trump’s address is c/o the Trump Organization, 725 Fifth Avenue, New York, NY 10022.

(3) Legend Merchant Group received these shares in consideration for investment banking services performed on behalf of us in connection with the restructuring of Sobe Life, LLC and our acquisition of Sobe Life, LLC in April 2005. 989,990 of these shares are presently issuable upon the exercise of a warrant. The address for Legend Merchant Group, Inc. is 30 Broad Street, 38 th Floor, New York, New York 10004.

(4) Mr. Volkenberg received these shares upon the conversion of convertible promissory notes issued by us in April 2005. Mr. Volkenberg’s address is P.O. Box 6001 Heerlen 6401 SB Netherlands.

(5) 1,000,000 of these shares are issuable upon the exercise of warrants. These shares and warrants were issued in consideration for investor relations services performed on our behalf. The address is c/o Geneva Financial Services, 13 Cours de Rive, Geneva 1204 Suisse.

(6) 900,000 of these shares were issued in consideration for investor relations services performed on our behalf. The address for Lion Advisers LLC is c/o Morrison Anderson Trust Company, P.O. Box 120, Main Street, Charlestown, Nevis, WI.

(7) Voting control and dispositive power over these shares is held by Mr. John Shaw.

(8) Voting control and dispositive power over these shares is held by Ms. Maria Dolores Garcia.

(9) Voting control and dispositive power over these shares is held by Mr. Patrice Kersual.

(10) Voting control and dispositive power over these shares is held by Mr. Emmanuel Lopez.

(11) Voting control and dispositive power over these shares is held by Mr. Gillian Hobson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neither our sole director and executive officer nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction, other than our issuance of 3,650,000 shares in April 2005 to our President and CEO Michael Jacobson.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all other such filing requirements applicable to our officers and directors were complied with.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)	See Item 7, Financial Statements, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-KSB.

(b)	During the three months ended September 30Decmber 31, 2006, we filed the followingno reports on Form 8-K:.

(c)	Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

     Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*

10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*

10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

  *  Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2006, and 2005, we were billed approximately $20,000 and $16,500, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $33,600 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006.

Audit Related Fees

There were no other fees for audit related services for the fiscal years ended December 31, 2006 and 2005.

Tax Fees

For the Company's fiscal year ended December 31, 2006, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning. We have not been billed for any professional tax services for our year ended December 31, 2006.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PREMIERE PUBLISHING GROUP, INC.
By: /s/ Michael Jacobson Michael Jacobson Chairman, President and CEO

Dated: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Michael Jacobson Michael Jacobson	Chairman, President and CEO	April 2, 2007

FINANCIAL STATEMENTS

PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Contents

Page
Report of Independent Registered Public Accounting Firm
Gruber and Company LLC	F-1
Consolidated Financial Statements
Balance Sheet as of December 31, 2006	F-2
Statements Of Operations For The Years Ended December 31, 2006 And 2005	F-3
Statements Of Stockholders’ Deficit For Years Ended December 31, 2006 And 2005	F-4
Statements Of Cash Flows For The Years Ended December 31, 2006 And 2005	F-5
Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Premiere Publishing Group, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Publishing Group, Inc., and subsidiaries as of December 31, 2006 and the results of their consolidated operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber and Company LLC .

Gruber and Company LLC
Certified Public Accountants
Lake Saint Louis, Missouri 63367
March 31, 2007

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$111,553
Restricted cash	100,000
Accounts receivable, net of allowance for doubtful accounts of $0	321,044
Barter receivables	581,254
Debt issue costs	66,330
Prepaid expenses and other current assets	32,526

TOTAL CURRENT ASSETS	1,212,707

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $29,215	86,479
LICENSES, net of accumulated amortization of $41,430	151,910

TOTAL ASSETS	$1,451,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Bridge loan	$250,000
Line of credit	100,000
Accounts payable	1,041,333
Accrued expenses	62,989
Accrued interest	36,204
Accrued warrant liability	535,613
Accrued derivative liability	210,069

TOTAL CURRENT LIABILITIES	2,236,208

CONVERTIBLE DEBENTURES, net of discount of $200,599	259,401

TOTAL LIABILITIES	2,495,609

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 75,000,000 shares
authorized; 25,051,981 shares issued and outstanding	25,052
Additional paid-in capital	4,543,318
Accumulated deficit	(5,612,883)

TOTAL STOCKHOLDERS' DEFICIT	(1,044,513)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,451,096

The accompanying notes are an integral part of these consolidated financial statements
F-2

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statements Of Operations
For The Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

REVENUES
Advertising, circulation, events and other	$5,408,090	$563,848

OPERATING EXPENSES:
Production, distribution and editorial	2,779,676	990,007
Selling, general and adminstrative	3,756,442	1,579,476
Consulting services	236,897	944,620

TOTAL OPERATING EXPENSES	6,773,015	3,514,103

LOSS FROM OPERATIONS	(1,364,925)	(2,950,255)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(782,505)	(336,539)
Change in value of warrant and derivative liabilities	342,351	-
Other income	-	3,009

TOTAL OTHER INCOME (EXPENSE)	(440,154)	(333,530)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,805,079)	(3,283,794)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,805,079)	$(3,283,794)

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.10)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	18,807,412	9,749,645

The accompanying notes are an integral part of these consolidated financial statements
F-3

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statements Of Stockholders’ Deficit
For The Years Ended December 31, 2006 and 2005

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, Decemeber 31, 2004	5,350,000	5,350	522,012	(524,010)	3,352

Common stock issued to consultant and employees for services rendered	8,055,000	8,055	770,621	-	778,676
Common stock issued for licensing agreement	2,000,000	2,000	191,340	-	193,340
Common stock issued with 8% convertible promissory notes	659,934	660	61,532	-	62,192
Value of warrants issued for debt issuance costs	-	-	49,831	-	49,831
Value of warrants issued to consultants for services	-	-	138,443	-	138,443
Net Loss	-	-	-	(3,283,794)	(3,283,794)

Balance, December 31, 2005	16,064,934	16,065	1,733,779	(3,807,804)	(2,057,960)

Common stock issued to consultants for services rendered	1,140,000	1,140	470,840		471,980
Conversion of bridge loans and accrued interest into common stock	1,201,782	1,202	314,689		315,891
Conversion of senior convertible promissory notes
and accrued interest into common stock	6,345,265	6,345	2,706,472		2,712,817
Common stock issued for exercise of warrants	300,000	300	194,700		195,000
Fair value of warrants transferred to liability			(877,162)		(877,162)
Net income				(1,805,079)	(1,805,079)

Balance, December 31, 2006	25,051,981	$25,052	$4,543,318	$(5,612,883)	$(1,044,513)

The accompanying notes are an integral part of these consolidated financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Statements Of Cash Flows
For The Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,805,079)	$(3,283,794)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	45,534	20,726
Common stock issued for services	471,980	778,676
Amortization of debt issuecosts and debt discounts	339,369	108,146
Value of warrants issued to consultants	-	138,443
Change in value of warrant and derivative liabilities	(342,351)	-
Barter revenue	(1,568,146)	-
Barter expenses	986,892	-
Changes in assets and liabilities:
Accounts receivable	(306,944)	(14,100)
Prepaid expenses and other assets	(2,178)	(30,348)
Accounts payable	996,542	44,791
Accrued expenses	62,989	-
Accrued interest	195,509	109,403
Deferred revenue	(15,350)	15,350

Net cash used in operating activities	(941,233)	(2,112,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,016)	(72,941)
Increase in restricted cash	(100,000)	-

Net cash used in investing activities	(135,016)	(72,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge loan	-	560,000
Repayment of bridge loan	-	(25,000)
Proceeds from issuance of senior convertible promissory notes	-	2,475,000
Proceeds from issuance of convertible debentures	460,000	-
Payment of debt issue costs	(69,800)	(321,750)
Payment of offering costs		-
Proceeds from exercise of warrants	195,000	-
Proceeds from line of credit, net	100,000	-

Net cash provided by financing activities	685,200	2,688,250

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(391,049)	502,602

CASH AND CASH EQUIVALENTS, Beginning of year	502,602	-

CASH AND CASH EQUIVALENTS, End of year	$111,553	$502,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$2,617
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Sobe Life, LLC (“Sobe”), an Illinois limited liability company was formed in April 2004. Sobe enter into a publishing agreement with Trump World Publications LLC to publish Trump World magazine on a national basis. Trump World magazine was initially published, beginning in September 2004. Premiere Publishing Group, Inc. (“PPG”) is a Nevada corporation organized on March 25, 2005. In April 2005, Sobe entered into an agreement with PPG whereby PPG acquired all of the outstanding membership interests of Sobe in exchange for 5,350,000 shares of PPG’s common stock. As a result of the transaction, Sobe’s sole member owned 100% of the combined company and the sole owner and executive officer of Sobe became a director and executive officer of the PPG. Accordingly, the transaction has been accounted for as a reverse acquisition of PPG by Sobe resulting in a recapitalization of Sobe rather than as a business combination. Sobe is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Sobe have been presented for the comparative prior period. The historical cost of the net assets of PPG was $0. The combined companies of PPG and Sobe are thereafter referred to as the “Company.”

Prior to April 1, 2006, the Company was considered a development staged company. The deficit accumulated during its development stage amounted to $3,898,690.

The Company’s principal business activities are the publishing of the national magazine “Trump World” on a quarterly basis, and “Poker Life” on a bi-monthly basis. The Company also offers custom publishing services to companies. The Company has also received barter credits and maintains several accounts with major barter companies and individual vendors who place advertising in the Company’s publications in exchange for goods and services.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss for the year ended December 31, 2006 in the amount of $1,805,079 and as of December 31, 2006 had a working capital deficit of $1,023,501 and an accumulated deficit of $5,612,883. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. The Company believes that it can raise additional funds through the exercise of its outstanding warrants and through short-term borrowing or the additional sale of its debt or equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
For The Years Ended December 31, 2006 and 2005

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Property and equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2006 and 2005 was $17,914 and $6,916, respectively.

Revenues

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue and expenses for the year ended December 31, 2006 were $1,568,146 and $986,892, respectively. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the years ended December 31, 2006 and 2005 was $1,023 and $16,875, respectively.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the years ended December 31, 2006 and 2005. As of December 31, 2006, there were no options outstanding.

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

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the only potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and bridge loans that are convertible into 1,064,333 shares of common stock. For the years ended December 31, 2006 and 2005, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. During 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments, except for the beneficial conversion feature associated with the convertible debenture issued in 2006.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While our analysis of the impact of adopting Interpretation 48 is not yet complete, management does not currently anticipate it will have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

Note 2 — Bridge Notes

In a private placement transaction in April and May, 2005, the Company issued a series of 8% convertible promissory notes in a total amount of $560,000 with a maturity date of 180 days. The principal amount of each note is convertible, at the option of the Payee at anytime prior to the maturity date into common stock of the Company at the rate of 100,000 shares of common stock for each $25,000 of principal. The Company may at its election pay the interest due on the bridge notes in the form of shares of its common stock for $0.50 of interest due. These debentures were due on October 31, 2005. During the year ended December 31, 2006, certain note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock.

The Company has evaluated the bridge notes discussed above at the inception of the notes and concluded that there is no beneficial conversion feature as the conversion price was greater than the Company’s stock price on the date the notes were issued.

Note 3 - Senior Convertible Promissory Notes

In a second private placement transaction in July and August, 2005, the Company offered 100 units consisting of an 8% senior convertible promissory note in the face amount of $25,000 due July 31, 2006, and 6,666 shares of common stock. Each senior convertible promissory note is convertible at any time into 60,000 shares of common stock or $0.42 per share. The Company has issued 659,934 shares of common stock to the holders of the debentures. During the year ended December 31, 2006, all of the note holders converted $2,475,500 in principal plus accrued interest into 6,345,265 shares of common stock.

The Company has evaluated the convertible promissory notes discussed above at the inception of the notes and has concluded that there is no beneficial conversion feature as the conversion price was greater than the Company’s stock price on the date the notes were issued. The Company has allocated the proceeds of the notes between the notes and the common stock issued with the notes based on the relative fair value of each instrument. As a result the notes and common stock were valued at $2,412,807 and $62,192, respectively. The amount allocated to the common stock has been recorded as a debt discount and is being amortized over the term of the notes. For the years ended December 31, 2006 and 2005, the Company amortized $46,687 and $15,505, respectively, of the debt discount as a charge to financing costs.

In connection with the $2,475,000 senior convertible promissory notes, the Company paid $321,750 in fees and commissions and also issued the placement agent 989,990 warrants to purchase shares of the Company’s common stock valued at $49,831. The warrants were valued using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 100%; and a weighted average expected life of the option of 5 years. The warrants have an exercise price of $0.50. The total debt issue costs of $371,581 are being amortized over the term of the notes. For the year ended December 31, 2006 and 2005, the Company amortized $278,940 and $92,641, respectively, of the debt issue costs as a charge to financing costs.

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

Note 4 — Convertible Debentures

In October and November 2006, the Company issued a total of $460,000 of convertible debentures. The convertible debenture are convertible into shares of the Company common stock determined by dividing the dollar amount being converted by 75% of the lowest closing bid price (as reported by Bloomberg) of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion. The convertible debentures accrue interest at 6% annum, are due three years after issuance and do not contain registration rights. The debentures are redeemable by the Company, in whole or in part, at the Company’s option, at 115% of the then outstanding principal amount of the debentures. If the redemption occurs more than six months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one year from the date of the individual closings the amount will be set at 131%. The Company shall give ten days written notice of intent to redeem the debentures in whole or in part, during which period no conversions shall be permitted.

In connection with the convertible debentures, the Company paid $69,800 in fees and commissions. These debt issue costs of are being amortized over the term of the debentures. For the year ended December 31, 2006, the Company amortized $3,470 of the debt issue costs as a charge to financing costs.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $210,871 at the inception of the debentures.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the outstanding warrants into common stock that are hold by non-employees.  Therefore, the fair value of the warrants outstanding when the debentures were issued was determined and removed from equity and shown as a liability. The fair value of the warrant at the inception of the debentures of $877,162 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 105%; dividend rate of 0% and expected term of 4 years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss. During the year ended December 31, 2006, the Company recognized other income of $342,351 related to the decease in fair value of the beneficial conversion feature and the warrant liability.

Note 5 — Line of Credit

The Company has a line of credit with a financial institution that provides for maximum borrowings of $100,000 and accrues interest at prime. As of December 31, 2006, the Company has $100,000 outstanding under this line of credit. The line of credit is collateralized by a certificate of deposit in the amount of $100,000 that is shown as restricted cash in the accompanying consolidated balance sheet. Subsequent to December 31, 2006, the Company repaid the entire balance under this line of credit.

Note 6 - Stockholders’ Deficit

Common Stock

During the year ended December 31, 2006, the Company issued a total of 1,140,000 shares of common stock to consultants for services rendered for a total value of $471,980. The shares were valued at the price of the Company’s stock on the date of issuance. Prior to the Company’s common stock being publicly traded, the value of the Company’s common stock was determined by the management of the Company based on the value of the most recent transaction in its common stock.

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

During the year ended December 31, 2006, certain of the 8% bridge note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock.

During the year ended December 31, 2006, certain of the 8% senior convertible promissory note holders converted $2,475,000 in principal plus accrued interest into 6,345,265 shares of common stock.

During the year ended December 31, 2005, the Company issued a total of 8,055,000 shares of common stock to employees and consultants for services rendered. The shares were valued at $0.097 per share. Since the Company’s common stock is not publicly traded, the value of the Company’s common stock was determined by the management of the Company based on the value of the most recent transaction in its common stock.

Also, during the year ended December 31, 2005, the Company issued 2,000,000 shares of common stock to Donald Trump for the use of the Trump name for use in its magazine publications. The shares were valued at $0.097 per share or $193,340. The $193,340 has been capitalized as Licenses on the accompanying consolidated balance sheet and is being amortized over seven years.

In addition, during the year ended December 31, 2005, the Company issued 659,934 shares of common stock in connection with its 8% Senior Convertible Promissory Notes (See Note 3).

Warrants

During the year ended December 31, 2005, the Company issued 3,000,000warrants to four consultants for services rendered. The warrants were valued at $138,443 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 100%; and a weighted average expected life of the option of 5 years. The warrants have an exercise price of $0.65. These warrants do not contain registration rights

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	3,989,990	$0.61	$ 0
Granted	-	-
Forfeited/canceled	(1,700,000)	$0.65
Exercised	(300,000)	$0.65
Outstanding, December 31, 2006	1,989,990	$0.58	$ 0

As of December 31, 2006, all of the warrants had vested. The weighted average life of the outstanding warrants at December 31, 2006 is 3.8 years

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

Note 7 — Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

For the period from Inception to December 31, 2004 and January 1 to March 31, 2005 Sobe, a limited liability company, was considered a pass-through entity for federal income reporting purposes. As a pass-through entity, the items of Sobe’s taxable income, loss and expense were reported directly by its Members and it paid no federal income taxes.

Sobe for the period April 1, to December 31, 2005 and PokerLife for the period from inception to December 31, 2005 are wholly owned by the Company. Accordingly, all items of federal income and expense will be reported and taxed at the federal corporate tax rates.

The Company has available at December 31, 2006 an unused operating loss carryforward of approximately $5,000,000 which may be applied against future taxable income and which expires in 2025. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist primarily of the net operating loss carryforward, is approximately $2,000,000, with an offsetting valuation allowance of the same amount. The change in the valuation allowance was approximately $720,000 and $1,280,000 for the years ended December 31, 2006 and 2005, respectively.

Internal Revenue Code Section 382 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change”. The Company has determined that there will be significant limitations on the future utilization of its net operating loss carryforwards for Federal income tax purposes due to ownership changes.

Note 8 - Commitments and Contingencies

Lease

The Company currently leases its office space New York, NY under a non-cancelable operating lease that expires in December 2009. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2007	$160,724
2008	164,746
2009	168,858
$494,328

Rent expense for the years ended December 31, 2006 and 2005 was $143,780 and $74,141, respectively.

Premiere Publishing Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005

Employment Agreement

The Company has a five year employment agreement with Mr. Jacobson, the Company’s President and sole director, which provides for an annual base salary of $200,000, a monthly car allowance of $1,000 and payment of discretionary bonuses. The accompanying consolidated financial statements include compensation expense of $200,000 and $112,000 for 2006 and 2005, respectively.

Publishing Agreement

The Company has negotiated an agreement with Donald Trump in which the Company can use the Trump name in exchange for a $200,000 payment made on July 30, 2005 for all prior issues; $120,000 for the fall, 2005 and winter, 2005 publications, and $135,000 for each subsequent issue. In addition 7.5% of the net profits generated by each issue of Trump World magazine is payable to Mr. Trump. As of December 31, 2006 the magazine has not generated a profit. Mr. Trump was also issued 2,000,000 shares of the Company’s common stock as additional compensation for the licensing of his name for a five year period.
The fair value of the stock issued was $193,340 and is included under Licenses on the balance sheet, net of accumulated amortization of the license amount of $13,810.

Investment Banking Agreement

Legend Merchant Group, Inc. was issued 1,500,000 shares of the Company’s common stock and a 10% profit participation in Sobe Life, LLC. In addition it was given a 5% profit participation interest in Poker Life Magazine, LLC, a new business established to publish a national bi-monthly magazine entitled “Poker Life” that will focus on the popular game of poker and the lifestyle surrounding it. Poker Life, LLC published the first issue in October, 2005. As of December 31, 2006 the magazine has not generated a profit. The common shares and profit participation in the net income of the two subsidiaries were given as compensation in connection with the restructuring and subsequent acquisition of Sobe Life, LLC by Premiere Publishing Group, Inc.

Independent Representative Agreement

The Company entered into an Independent Representative Agreement with Rob & Suz Consulting Inc. (“RSCI”). The terms of the agreement provide for RSCI to provide sales services for Poker Life Magazine for so long as the Company publishes Poker Life Magazine but in no event for less than two years. Compensation under the agreement is to be 10% of advertising sold by RSCI and 5% of advertising sold as result of RSCI introductions. The owners of RSCI, Robert and Susan Cole are shareholders of the Company.

Profit Participation Agreement

The Company also has a commitment to pay a former member of Sobe, 15% of the profits generated by the Trump World magazine up to a maximum of $500,000.

Note 9 - Related Party Transactions

Included in revenue is $251,800 of management fees received for services provided to a company owned by the Company’s Chief Executive Officer.

Note 10 - Subsequent Event

None