Form 10QSB
period 2007-03-31
Premiere Publishing Group, Inc.
filed 2007-06-06
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-1338929
(Commission file number)

PREMIERE PUBLISHING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

386 Park Avenue South, 16th Floor, New York, New York  10016
(Address of principal executive offices)

(212) 481-1005
(Issuer’s telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2007 – 25,649,846 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

PREMIERE PUBLISHING GROUP, INC.

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of March 31, 2007

March 31,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$735
Accounts receivable, net of allowance for doubtful accounts of $0	480,270
Barter receivables	730,757
Debt issue costs	63,111
Prepaid expenses and other current assets	22,090

TOTAL CURRENT ASSETS	1,296,963

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $34,039	81,655
LICENSES, net of accumulated amortization of $48,335	145,005

TOTAL ASSETS	$1,523,623

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Bridge loan	$250,000
Note payable	601,049
Accounts payable	730,844
Accrued expenses	89,208
Accrued interest	49,476
Accrued warrant liability	708,012
Accrued derivative liability	217,783

TOTAL CURRENT LIABILITIES	2,646,372

CONVERTIBLE DEBENTURES, net of discount of $192,139	287,861

TOTAL LIABILITIES	2,934,233

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 75,000,000 shares
authorized; 25,649,846 shares issued and outstanding	25,650
Additional paid-in capital	4,705,389
Accumulated deficit	(6,141,649)

TOTAL STOCKHOLDERS' DEFICIT	(1,410,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,523,623

        The accompanying notes are an integral part of these consolidated financial statements.

Premiere  Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Operations
For The Three Months Ended March 31, 2007 and 2006
Statement of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Advertising, circulation, events and other	$771,557	$826,984

OPERATING EXPENSES:
Production, distribution and editorial	331,407	380,344
Selling, general and adminstrative	596,775	368,857
Consulting services	162,669	2,300

TOTAL OPERATING EXPENSES	1,090,851	751,501

INCOME (LOSS) FROM OPERATIONS	(319,294)	75,483

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(38,525)	(167,157)
Change in value of warrant and derivative liabilities	(170,947)	-
Other income	-	788

TOTAL OTHER INCOME (EXPENSE)	(209,472)	(166,369)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(528,766)	(90,886)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(528,766)	$(90,886)

LOSS PER SHARE:
BASIC	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,373,590	16,064,934

        The accompanying notes are an integral part of these consolidated financial statements.

Premiere  Publishing Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2007
(unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2006	25,051,981	$25,052	$4,543,318	$(5,612,883)	$(1,044,513)

Common stock issued to consultants for services rendered	597,865	598	162,071		162,669
Net loss				(528,766)	(528,766)

Balance, March 31, 2007	25,649,846	$25,650	$4,705,389	$(6,141,649)	$(1,410,610)

        The accompanying notes are an integral part of these consolidated financial statements.

Premiere  Publishing Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528,766)	$(90,886)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	11,729	11,462
Common stock issued for services	162,669	-
Amortization of debt issuecosts and debt discounts	23,445	106,957
Change in value of warrant and derivative liabilities	170,947	-
Barter revenue	(278,943)	-
Barter expenses	129,440	-
Changes in assets and liabilities:
Accounts receivable	(159,226)	(487,338)
Prepaid expenses and other assets	10,436	(1,172)
Accounts payable	290,560	122,129
Accrued expenses	26,219	-
Accrued interest	13,272	60,200
Deferred revenue	-	(14,357)

Net cash used in operating activities	(128,218)	(293,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(16,958)

Net cash used in investing activities	-	(16,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	20,000	-
Payment of debt issue costs	(2,600)	-
Proceeds from line of credit, net	(100,000)	100,000

Net cash provided by (used in) financing activities	(82,600)	100,000

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(210,818)	(209,963)

CASH AND CASH EQUIVALENTS, Beginning of period	211,553	502,602

CASH AND CASH EQUIVALENTS, End of period	$735	$292,639

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

        The accompanying notes are an integral part of these consolidated financial statements.

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
      (UNAUDITED)

Note 1 — Basis of Presentation

The unaudited consolidated financial statements have been prepared by Premiere Publishing Group, Inc. (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Form 10KSB for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2 — Organization and Summary of Significant Accounting Policies

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

The Company’s principal business activities are the publishing of the national magazine “Trump World” and “Poker Life.”  The Company also offers custom publishing services to companies.  The Company has also received barter credits and maintains several accounts with major barter companies and individual vendors who place advertising in the Company’s publications in exchange for goods and services.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

going concern. The Company has incurred a net loss for the three months ended March 31, 2007 in the amount of $528,766 and as of March 31, 2007 had a working capital deficit of $1,349,409 and an accumulated deficit of $6,141,649.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Premiere Publishing Group, Inc. and its wholly owned subsidiaries. Significant inter-company transactions have been eliminated.

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

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

Property and equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three months ended March 31, 2007 and 2006 was $4,824 and $4,557, respectively.

Revenues

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue and expenses for the three months ended March 31, 2007 were $278,943 and $129,440, respectively.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the three months ended March 31, 2007. As of March 31, 2007, there were no options outstanding.

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

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the only potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and bridge loans that are convertible into 1,064,333 shares of common stock.  For the three months ended March 31, 2007 and 2006, the Company incurred net losses; therefore the effect of any dilutive securities would be anti-dilutive.

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. The Company has not engaged in any transactions that would be considered derivative instruments, except for the beneficial conversion feature associated with the convertible debentures issued in 2006 and 2007.

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the C ompany’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 .” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

Note 3 — Bridge Notes

In a private placement transaction in April and May, 2005, the Company issued a series of 8% convertible promissory notes in a total amount of $560,000 with a maturity date of 180 days. The principal amount of each note is convertible, at the option of the Payee at anytime prior to the maturity date into common stock of the Company at the rate of 100,000 shares of common stock for each $25,000 of principal. The Company may at its election pay the interest due on the convertible promissory note in the form of shares of its common stock for $0.50 of interest due.  These debentures were due on October 31, 2005. During the quarter ended September 30, 2006, certain note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock.  The principal balance due under these 8% Bridge Notes at March 31, 2007 is $250,000.

Note 4 — Note Payable

During the three months ended March 31, 2007, the Company converted an account payable to a vendor into a note payable.  The note payable accrues interest at the rate of 10% per annum and is payable in 12 monthly installments beginning on March 10, 2007.  The Company has not made any payments under this note payable.

Note 5 — Convertible Debentures

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

In addition, in February 2007, the Company issued a convertible debenture in the amount of $20,000 with exactly the same terms as described above.  The Company paid $2,600 in fees and commissions in connection with this convertible debenture that are being amortized over the term of the debentures.

During the three months the Company amortized $5,819 of the debt issue costs as a charge to financing costs.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $210,871 and $9,166 at the inception of the debentures issued in 2006 and 2007, respectively and has been recorded as a debt discount.  This debt discount is being amortized over the terms of the convertible debentures.  During the three months the Company amortized $17,626 of the debt discount as a charge to financing costs. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the outstanding warrants into common stock that are hold by non-employees.  Therefore, the fair value of the warrants outstanding when the debentures were issued was determined and removed from equity and shown as a liability. The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss. During the three months ended March 31, 2007, the Company recognized other expense of $170,947 related to the decease in fair value of the beneficial conversion feature and the warrant liability.

Note 6 — Line of Credit

The Company had a line of credit with a financial institution that provides for maximum borrowings of $100,000 and accrues interest at prime. During the three months ended March 31, 2007, the Company repaid the outstanding balance on this line of credit.

Note 7 – Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2007, the Company issued a total of 597,865 shares of common stock to consultants for services rendered for a total value of $162,669. The shares were valued at the price of the Company’s stock on the date of issuance. Prior to the Company’s common stock being publicly traded, the value of the Company’s common stock was determined by the management of the Company based on the value of the most recent transaction in its common stock.

Warrants

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,989,990	$0.58	$ 0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2007	1,989,990	$0.58	$ 0

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
        (UNAUDITED)

As of March 31, 2007, all of the warrants had vested.  The weighted average life of the outstanding warrants at March 31, 2007 is 3.55 years.

 Note 8 – Litigation

R.R. Donnelly & Sons Company (“Donnelly”), Sobe Life LLC and Poker Life Magazine LLC, wholly owned subsidiaries of the Company, entered into a Stipulation of Settlement on June 6, 2007 settling a lawsuit that Donnelly commenced against Sobe Life LLC and Poker Life Management LLC on April 12, 2007 in New York State Supreme Court, New York County, seeking to enforce a note in the principal amount of $601,048.58 issued in connection with printing and related work that Donnelly performed on behalf of Sobe Life LLC. The Stipulation of Settlement provides that Sobe Life LLC will pay Donnelly the full amount of the note plus interest at the rate of 9% and Donnelly’s legal fees in 15 consecutive monthly installments of $43,577.05 beginning in July 2007 with one payment of $10,000 being made on June 12, 2007. Poker Life LLC is also primarily obligated on these payments and these payments are guaranteed by the Company and secured by all the assets of the Company, Sobe Life LLC and Poker Life LLC.

The Company will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Company’s financial condition and its ability to continue as a going concern.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this report  include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in our filings with the Securities and Exchange Commission. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this quarterly report might not occur.

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Form 10KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Our Plan of Operation

Premiere Publishing Group, Inc., together with our wholly owned subsidiaries Sobe Life, LLC Publisher of Trump Magazine, and Poker Life Magazine, LLC Publisher of Poker Life Magazine generated gross revenues for the three months ended March 31, 2007 of $771,557 which resulted in a loss from operations of $319,294.

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

As of March 31, 2007 we had cash on hand of $735, accounts receivable of $480,270 and barter credits of $730,757. We have financed our operations since inception from revenues generated from the magazines we publish, revenues from custom publishing services for PartyLife and World Player magazines, a bridge loan financing in April and May 2005, a private placements of our Investment Units in July and August 2005 and a convertible debenture in October 2006.

The bridge financing in April and May 2005 consisted of 8% convertible promissory notes that we issued in the aggregate amount of $560,000. The notes matured in November 2005 but are convertible at anytime at the option of the payee into our common stock at the rate of $.25 per share. One payee holding a $25,000 note requested repayment when the notes matured and we paid him back in full. During 2006, certain bridge note holders converted a total of $285,000 of principal and accrued interest into 1,201,782 shares of our common stock.

In the private placement in July and August, 2005, we offered 100 units consisting of an 8% senior convertible promissory note in the face amount of $25,000 due July 31, 2006, and 6,666 shares of common stock. Each senior convertible promissory note is convertible at any time into 60,000 shares of common stock or $0.42 per share. We issued 659,934 shares of common stock to the holders of the debentures. During 2006, all of the note holders converted $2,475,500 in principal plus accrued interest into 6,345,265 shares of common stock.

In October and November 2006 and February 2007, we issued a total of $480,000 of convertible debentures. The convertible debenture are convertible into shares of our common stock determined by dividing the dollar amount being converted by 75% of the lowest closing bid price (as reported by Bloomberg) of our common stock for the fifteen (15) trading days immediately preceding the date of conversion. The convertible debentures accrue interest at 6% annum, are due three years after issuance and do not contain registration rights. The debentures are redeemable by us, in whole or in part, at our option, at 115% of the then outstanding principal amount of the debentures. If the redemption occurs more than six months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one year from the date of the individual closings the amount will be set at 131%. We must give ten days written notice of intent to redeem the debentures in whole or in part, during which period no conversions shall be permitted.

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

Sobe Life, LLC has recognized revenue upon the publication and distribution of each issue of Trump Magazine for which advertising has been purchased and billed. At this point, collection is reasonably assured and Sobe Life, LLC , Poker Life Magazine, LLC and Premiere Publishing Group, Inc . Prepayments and/or deposits on advertising to be published in future issues are deferred until the publication and distribution date of the respective issue but many accounts pre-pay for advertising . In the normal course of business, Sobe Life, LLC , Poker Life Magazine, LLC and Premiere Publishing Group, Inc. extends unsecured credit to virtually all of its customers. Sobe Life, LLC believes it will be able to collect all advertising revenue, so it has not provided an allowance for doubtful accounts. In the event of complete non-performance, the maximum exposure to Sobe Life, LLC is the recorded amount of trade accounts receivable shown on its balance sheet at the date of non-performance.

For the period from May 1, 2004 through March 31, 2007, we have incurred a net loss of $6,141,649.

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, this officer has  concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

R.R. Donnelly & Sons Company (“Donnelly”), Sobe Life LLC and Poker Life Magazine LLC, wholly owned subsidiaries of the Company, entered into a Stipulation of Settlement on June 6, 2007 settling a lawsuit that Donnelly commenced against Sobe Life LLC and Poker Life Management LLC on April 12, 2007 in New York State Supreme Court, New York County, seeking to enforce a note in the principal amount of $601,048.58 issued in connection with printing and related work that Donnelly performed on behalf of Sobe Life LLC. The Stipulation of Settlement provides that Sobe Life LLC will pay Donnelly the full amount of the note plus interest at the rate of 9% and Donnelly’s legal fees in 15 consecutive monthly installments of $43,577.05 beginning in July 2007 with one payment of $10,000 being made on June 12, 2007. Poker Life LLC is also primarily obligated on these payments and these payments are guaranteed by the Company and secured by all the assets of the Company, Sobe Life LLC and Poker Life LLC.

The Company will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Company’s financial condition and its ability to continue as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERE PUBLISHING GROUP, INC.
June 6, 2007	By: /s/ Michael Jacobson Michael Jacobson Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)