Form 10QSB
period 2007-06-30
Premiere Publishing Group, Inc.
filed 2007-09-14
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-1338929
(Commission file number)

PREMIERE PUBLISHING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

217 Broadway, Suite 412 New York, NY  10007
(Address of principal executive offices)

(212) 481-1005
(Issuer’s telephone number)

386 Park Avenue South, 16th Floor, New York, New York  10016
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2007 – 26,246,846 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

PREMIERE PUBLISHING GROUP, INC.

Premiere Publishing Group, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,993
Accounts receivable, net	215,228
Barter receivables	349,575
Debt issue costs	57,100

TOTAL CURRENT ASSETS	625,896

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $38,862	76,832
LICENSES, net of accumulated amortization of $55,240	138,100

TOTAL ASSETS	$840,828

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Bridge loan	$250,000
Note payable	601,049
Accounts payable	868,354
Accrued expenses	526,140
Accrued interest	62,926
Accrued warrant liability	56,611
Accrued derivative liability	221,172
Due to related parties	3,800

TOTAL CURRENT LIABILITIES	2,590,052

CONVERTIBLE DEBENTURES, net of discount of $174,094	305,906

TOTAL LIABILITIES	2,895,958

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 75,000,000 shares
authorized; 26,246,846 shares issued and outstanding	26,247
Additional paid-in capital	4,830,161
Accumulated deficit	(6,911,538)

TOTAL STOCKHOLDERS' DEFICIT	(2,055,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$840,828

        The accompanying notes are an integral part of these consolidated financial statements.

Premiere  Publishing Group, Inc. and Subsidiaries
For the three and six months ended June 30, 2007 and  2006
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	March 31,	March 31,
	2007	2006	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Advertising, circulation and events	$90,671	$1,978,113	$862,228	$2,805,097	$771,557	$826,984

OPERATING EXPENSES:
Production, distribution and editorial	14,897	910,464	346,304	1,290,808	331,407	380,344
Selling, general and adminstrative	997,122	653,200	1,593,897	1,022,057	596,775	368,857
Consulting services	483,103	29,534	645,772	31,834	162,669	2,300

TOTAL OPERATING EXPENSES	1,495,122	1,593,198	2,585,973	2,344,699	1,090,851	751,501

INCOME (LOSS) FROM OPERATIONS	(1,404,451)	384,915	(1,723,745)	460,398	(319,294)	75,483

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(13,450)	(168,347)	(51,975)	(335,504)	(38,525)	(167,157)
Change in value of warrant and derivative liabilities	648,012	-	477,065		(170,947)	-
Other income	-	391	-	1,179	-	788

TOTAL OTHER INCOME (EXPENSE)	634,562	(167,956)	425,090	(334,325)	(209,472)	(166,369)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(769,889)	216,959	(1,298,655)	126,073	(528,766)	(90,886)

PROVISION FOR INCOME TAXES	-	-	-	-	-	-

NET INCOME (LOSS)	$(769,889)	$216,959	$(1,298,655)	$126,073	(528,766)	(90,886)

EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.03)	$0.01	$(0.05)	$0.01	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,951,626	16,112,736	25,664,205	16,088,967	25,373,590	16,112,736

        The accompanying notes are an integral part of these consolidated financial statements.

Premiere  Publishing Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended June 30, 2007
(unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2006	25,051,981	$25,052	$4,543,318	$(5,612,883)	$(1,044,513)

Common stock issued to consultants for services rendered	1,194,865	1,195	286,843		288,038
Net loss				(1,298,655)	(1,298,655)

Balance, June 30, 2007	26,246,846	$26,247	$4,830,161	$(6,911,538)	$(2,055,130)

        The accompanying notes are an integral part of these consolidated financial statements.

Premiere Publishing Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,298,655)	$126,073
Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	23,457	23,092
Common stock issued for services	288,038	28,034
Amortization of debt issue costs	47,501	215,104
Change in value of warrant and derivative liabilities	(477,065)	-
Barter revenue	(114,077)	(659,848)
Barter expenses	345,756	33,200
Changes in assets and liabilities:
Accounts receivable	105,816	(482,032)
Prepaid expenses and other assets	32,526	15,761
Accounts payable	428,070	139,450
Accrued expenses	463,151	-
Accrued interest	26,722	120,400
Due to related party	3,800	-
Deferred revenue	-	(15,350)

Net cash used in operating activities	(124,960)	(456,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(32,616)

Net cash used in investing activities	-	(32,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	20,000	-
Payment of debt issue costs	(2,600)	-
Proceeds from line of credit, net	(100,000)	-
Proceeds from issuance of bridge loan	-	-
Proceeds from issuance of senior convertible promissory notes	-	-
Proceeds from line of credit, net	-	100,000
Advances from related party, net	-	36,800

Net cash provided by financing activities	(82,600)	136,800

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(207,560)	(351,932)

CASH AND CASH EQUIVALENTS, Beginning of period	211,553	502,602

CASH AND CASH EQUIVALENTS, End of period	$3,993	$150,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

        The accompanying notes are an integral part of these consolidated financial statements.

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

Note 1 — Basis of Presentation

The unaudited consolidated financial statements have been prepared by Premiere Publishing Group, Inc. (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Form 10KSB for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss for the six months ended June 30, 2007 in the amount of $1,298,655 and as of June 30, 2007 had a working capital deficit of $1,964,156 and an accumulated deficit of $6,911,538.  The Company is in default on monthly installments on the note payable in the amount of $601,049, and in August, 2007, a summary judgment was issued against the Company.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

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

PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

Property and equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the six months ended June 30, 2007 and 2006 was $9,647 and $9,282, respectively.

Revenues

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue and expenses for the six months ended June 30, 2007 and 2006 were $114,077 and $345,756, respectively.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the six months ended June 30, 2007. As of June 30, 2007, there were no options outstanding.

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

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the only potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and bridge loans that are convertible into 1,064,333 shares of common stock.  For the six months ended June 30, 2007 and 2006, the Company incurred net losses; therefore the effect of any dilutive securities would be anti-dilutive.

PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

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

PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)
Note 3 — Bridge Notes

In a private placement transaction in April and May, 2005, the Company issued a series of 8% convertible promissory notes in a total amount of $560,000 with a maturity date of 180 days. The principal amount of each note is convertible, at the option of the Payee at anytime prior to the maturity date into common stock of the Company at the rate of 100,000 shares of common stock for each $25,000 of principal. The Company may at its election pay the interest due on the convertible promissory note in the form of shares of its common stock for $0.50 of interest due.  These debentures were due on October 31, 2005. During the quarter ended September 30, 2006, certain note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock.  The principal balance due under these 8% Bridge Notes at June 30, 2007 is $250,000.

Note 4 — Note Payable

During the six months ended June 30, 2007, the Company converted an account payable to a vendor into a note payable.  The note payable accrues interest at the rate of 10% per annum and is payable in 12 monthly installments beginning on March 10, 2007.  The Company has not made any payments under this note payable.

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

During the six months the Company amortized $11,830 of the debt issue costs as a charge to financing costs.

PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $210,871 and $9,166 at the inception of the debentures issued in 2006 and 2007, respectively and has been recorded as a debt discount.  This debt discount is being amortized over the terms of the convertible debentures.  During the six months the Company amortized $35,671 of the debt discount as a charge to financing costs. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the outstanding warrants into common stock that are hold by non-employees.  Therefore, the fair value of the warrants outstanding when the debentures were issued was determined and removed from equity and shown as a liability. The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss. During the six months ended June 30, 2007, the Company recognized other income of $477,065 related to the decease in fair value of the beneficial conversion feature and the warrant liability.

Note 6 — Line of Credit

The Company had a line of credit with a financial institution that provides for maximum borrowings of $100,000 and accrues interest at prime. During the six months ended June 30, 2007, the Company repaid the outstanding balance on this line of credit.

Note 7 – Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2007, the Company issued a total of 1,194,865 shares of common stock to consultants for services rendered for a total value of $288,038. The shares were valued at the price of the Company’s stock on the date of issuance. Prior to the Company’s common stock being publicly traded, the value of the Company’s common stock was determined by the management of the Company based on the value of the most recent transaction in its common stock.

PREMIERE PUBLISHING GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

Warrants

Below is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,989,990	$0.58	$ 0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2007	1,989,990	$0.58	$ 0

As of June 30, 2007, all of the warrants had vested.  The weighted average life of the outstanding warrants at June 30, 2007 is 3.30 years.

Note 8 – Litigation

R.R. Donnelly & Sons Company (“Donnelly”), Sobe Life LLC and Poker Life Magazine LLC, wholly owned subsidiaries of the Company, entered into a Stipulation of Settlement on June 6, 2007 settling a lawsuit that Donnelly commenced against Sobe Life LLC and Poker Life Management LLC on April 12, 2007 in New York State Supreme Court, New York County, seeking to enforce a note in the principal amount of $601,048.58 issued in connection with printing and related work that Donnelly performed on behalf of Sobe Life LLC. The Stipulation of Settlement provides that Sobe Life LLC will pay Donnelly the full amount of the note plus interest at the rate of 9% and Donnelly's legal fees in 15 consecutive monthly installments of $43,577.05 beginning in July 2007 with one payment of $10,000 being made on June 12, 2007. Poker Life LLC is also primarily obligated on these payments and these payments are guaranteed by the Company and secured by all the assets of the Company, Sobe Life LLC and Poker Life LLC.  The Company is in default on the monthly installments and in August 2007, Donnelly was issued a summary judgment against the Company.

The Company will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Company's financial condition and its ability to continue as a going concern.

Note 9 – Subsequent Event

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. The agreements provide for Totowa to assist the Company in negotiating with creditors and to assist in cash flow management and business planning.  The term of the agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted common stock which represent approximately 51.87% of the total shares of common stock outstanding.  The Investors Rights Agreement includes a provision that permits Totowa to maintain a 51% ownership interest in the Company’s voting common stock for a period of seven years from the date of the Agreement.

Item 2.    Management’s Discussion and Analysis or Plan of Operations

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

Our Plan of Operation

Premiere Publishing Group, Inc., together with our wholly owned subsidiaries Sobe Life, LLC Publisher of Trump Magazine, and Poker Life Magazine, LLC Publisher of Poker Life Magazine generated gross revenues for the six months ended June 30, 2007 of $862,228 which resulted in a loss from operations of $1,723,745.

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

As of June 30, 2007 we had cash on hand of $3,993 accounts receivable of $215,228 and barter credits of $349,575. We have financed our operations since inception from revenues generated from the magazines we publish, revenues from custom publishing services for PartyLife and World Player magazines, a bridge loan financing in April and May 2005, a private placements of our Investment Units in July and August 2005 and a convertible debenture in October 2006.

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

For the period from May 1, 2004 through June 30, 2007, we have incurred a net loss of $6,911,538.

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

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

R.R. Donnelly & Sons Company (“Donnelly”), Sobe Life LLC and Poker Life Magazine LLC, wholly owned subsidiaries of the Company, entered into a Stipulation of Settlement on June 6, 2007 settling a lawsuit that Donnelly commenced against Sobe Life LLC and Poker Life Management LLC on April 12, 2007 in New York State Supreme Court, New York County, seeking to enforce a note in the principal amount of $601,048.58 issued in connection with printing and related work that Donnelly performed on behalf of Sobe Life LLC. The Stipulation of Settlement provides that Sobe Life LLC will pay Donnelly the full amount of the note plus interest at the rate of 9% and Donnelly's legal fees in 15 consecutive monthly installments of $43,577.05 beginning in July 2007 with one payment of $10,000 being made on June 12, 2007. Poker Life LLC is also primarily obligated on these payments and these payments are guaranteed by the Company and secured by all the assets of the Company, Sobe Life LLC and Poker Life LLC.  The Company is in default on the monthly installments and in August 2007, Donnelly was issued a summary judgment against the Company.

The Company will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Company's financial condition and its ability to continue as a going concern.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

Regulation S-B Number	Exhibit
10.1	Exclusive Consulting Agreement between the Company and Totowa Consulting Group, Inc.
10.2	Investor’s Rights Agreement between the Company and Totowa Consulting Group, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERE PUBLISHING GROUP, INC.

September 14, 2007                                                                  By:      /s/ Michael Jacobson
Michael Jacobson
Chief Executive Officer

September 14, 2007                                                                  By:      /s/ Al Van Damm
Al Van Damm
Controller
(principal accounting officer)