Form 10QSB
period 2007-09-30
Premiere Publishing Group, Inc.
filed 2007-11-19
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-52047

PREMIERE PUBLISHING GROUP, INC.
(Exact name of small business issuer in its charter)

    State of Nevada                                       11-3746201
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

217 Broadway, Suite 412, New York, NY 10007
(Address of principal executive offices)

(212) 481-1005
(Issuer's telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     54,246,846 shares outstanding as of November 15, 2007.

Transitional Small Business Disclosure Format:

Yes [  ]   No [X]

PREMIERE PUBLISHING GROUP, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

PREMIERE PUBLISHING GROUP, INC.
And Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

September 30
2007
(Unaudited)

ASSETS
Current Assets:
Cash overdraft	$(2,834)
Accounts receivable	-
Barter receivables	-
Prepaid expenses and other current assets	100,000
Debt issuance costs (net of accumulated amortization of $17,745)	52,055

Total Current Assets	149,221

Property & Equipment (net of accumulated depreciation of $22,656)	81,245
Licenses	-

Total Assets	$230,466
============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$759,840
Accrued expenses	6,290
Acrued officers compensation	155,000
Secured note and accrued interest payable	655,113
Unsecured notes and accrued interest payable	67,756
Convertible notes and accrued interest payable (net of discount of $156,258)	649,154
Accrued derivative liability	210,069

Total Current Liabilities	2,503,222

Commitments and Contingencies	-

Stockholders' Deficit
Common Stock - $0.001 par value, 75,000,000 shares authorized,
54,246,846 shares issued and outstanding	$54,247
Additional Paid-In Capital	4,942,161
Accumulated (Deficit)	(7,269,164)

Total Stockholders' Deficit	(2,272,756)

Total Liabilities and Stockholders' Deficit	$230,466
============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC.
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ending September 30,		Ending September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Advertising, circulation, events and other	$27,952	$1,589,303	$890,180	$4,394,400

Operating Expenses
Production, distribution and editorial	40,397	623,979	386,701	1,914,787
Selling, general and administrative	809,817	706,754	2,403,715	1,728,811
Consulting services	165,175	857	810,947	32,691

Total Operating Expenses	1,015,389	1,331,590	3,601,363	3,676,289

Income (Loss) From Operations	(987,437)	257,713	(2,711,183)	718,111

Other Income (Expenses)
Interest income, expense and financing costs	(85,564)	178,884	(139,475)	514,388
Change in value of warrants and derivative liabilities	56,611	(4,281)	535,613	(5,460)
Gain on disposition of subsidiary	658,764		658,764

Total Other Income (Expenses)	629,811	174,603	1,054,902	508,928

Income (Loss) Before Provision For Income Taxes	(357,626)	83,110	$(1,656,281)	$209,183

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$(357,626)	$83,110	(1,656,281)	209,183
	=========	=========	=========	=========

Net (Loss) Per Common Share	$(0.01)	$0.01	$(0.04)	$0.01
	=========	=========	=========	=========

Weighted Average Common Shares Outstanding	18,572,983	11,465,525	42,098,987	16,926,071
	=========	=========	=========	=========

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIERE PUBLISHING GROUP, INC.
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Month Period
	Ending September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net (Loss)	$(1,656,281)	$209,183

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49,575	34,722
Common stock issued for services	428,038	28,034
Amortization of debt issue costs	47,501	325,627
Change in value of warrant and derivative liabilities	(535,613)	-
Barter revenue	(114,077)	(1,378,848)
Barter expenses	874,125	91,200
Gain on disposition of subsidiary	(658,764)	-
Changes in assets and liabilities:
Decrease in accounts receivable	321,044	(233,333)
Decrease in barter receivable	581,254	-
Increase in prepaid expenses and other assets	(67,474)	(5,241)
Decrease in accounts payable	(281,493)	336,920
Increase in vendor notes payable	722,869	-
Increase in accrued officers compensation	155,000	-
Increase in accrued interest	59,208	188,761
Decrease in accrued expenses	(56,699)	-
Deferred revenue	-	(15,350)

Net cash used by Operating Activities	(131,787)	(418,325)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(33,775)

Net cash used by Investing Activities	-	(33,775)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	20,000	-
Payment of debt issue costs	(2,600)	-
Proceeds (payment) to line of credit	(100,000)	100,000
Accrued interest	-	-

Net cash from Financing Activities	(82,600)	100,000

Net (Decrease) Increase in Cash	$(214,387)	$(352,100)
Cash at Beginning of Period	211,553	502,602

Cash at End of Period	$(2,834)	$150,502
	============	============

Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
	============	============
Income Taxes	$-	$-
	============	============

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIERE PUBLISHING GROUP, INC.
And Subsidiaries
Condensed Consolidated Statement of Stockholder’s Equity
(Unaudited)

				Additional		Total
	Common Stock			Paid In	Accumulated	Stockholders'
	Shares	Amount		Capital	(Deficit)	(Deficit)

Balance, December 31, 2006	25,051,981		$25,052	$4,543,318	$(5,612,883)	$(1,044,513)

Common stock issued to consultants for services rendered	1,194,865		1,195	286,843		288,038

Net (Loss) six months					(1,298,655)	(1,298,655)

Balance, June 30, 2007	26,246,846		$26,247	$4,830,161	$(6,911,538)	$(2,055,130)

Common stock issued to consultants for services rendered	28,000,000		28,000	112,000		140,000

Net (loss) for the three months					(357,626)	(357,626)

Balance, September 30, 2007	54,246,846		$54,247	$4,942,161	$(7,269,164)	$(2,272,756)
	========	==	=======	== =======	== ========	== ========

The accompanying notes are an integral part of these unaudited consolidated financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine-month interim period ended September 30, 2007 and 2006 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 2, 2007 and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of Premiere Publishing Group, Inc., together with the accounts of its wholly owned subsidiaries Poker Life LLC, and Sobe Life LLC.  On September 20, 2007 three creditors of Sobe Life LLC filed a petition for involuntary bankruptcy with the United States Bankruptcy Court, see Note 4.

Note 3 – Going Concern

Our current funds are less than necessary for the continued operation of our business and are not sufficient to permit us to continue publishing. Our present operations depend upon the continued support of our shareholders and executive officer, and our continuation as a going concern is dependent upon continued financial support from these parties.

In order to resume publication and provide for future business the Company requires additional financing.  In addition, the Company will have to provide for the payment of its substantial debt which as of September 30, 2007 totals $2,449,411 of current liabilities (net of debt discounts and derivative liabilities).  See Note 6.

We do not currently have any commitments for financing and we may not be able to find such financing and if available, such financing may not be available on reasonable terms.  Obtaining additional financing is subject to a number of factors, including market conditions and overall investor sentiment, and such factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Note 4 – Sobe Life LLC

Involuntary Bankruptcy of Sobe Life LLC

On September 20, 2007 three creditors of Sobe Life LLC (“Sobe”) filed a petition for involuntary bankruptcy with the United States Bankruptcy Court for the Southern District of New York Case No. 07-12963.  Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non-exempt property, if any, of the debtor and distribute the proceeds to the creditors of the debtor.  The Company does not intend to oppose the petition.  As of the date of filing, Sobe had assets of $35,575, current liabilities of $505,890 and was jointly liable with Premiere on an additional $727,186 of current liabilities.  The Company does not intend to challenge the filing of the petition and has written off and abandoned its investment in Sobe.  The accompanying financial statements include $658,764 of gain realized on abandonment.

Termination of Trump Licensing Agreement

Sobe was the publisher of the “Trump Magazine,” of which it ceased publication following the winter edition, and on August 31, 2007 Trump World Publications, LLC and Mr. Donald Trump (“Trump”) terminated their publishing and licensee agreements with Sobe.   On the date of termination, Sobe owed Trump $270,000 of unpaid license fees.  Trump continues to own 3,675,000 shares of the Company’s common stock.

Note 5 – Capital Stock

Common Stock

As of September 30, 2007, the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

On August 7, 2007 the Company issued 28,000,000 shares of common stock to Totowa Consulting Group, Inc., as a retainer for the initial seven months of consulting services to be rendered on a consulting agreement for financial and cash flow management consulting services.  This retainer payment has been valued at $140,000.  See Note 8.

Warrants

As of September 30, 2007 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,989,990	$0.58	$ 0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2007	1,989,990	$0.58	$ 0

The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  The value determined for these warrants at June 30, 2007 was $56,611.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of September 30, 2007 the value of these warrants as of September 30, 2007 is determined to be zero.  The accompanying financial statements include $56,611 and $515,840 as other income for the three months and nine months, respectively, ended September 30, 2007 as the change in value of these warrants.

Note 6 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at September 30, 2007 is $759,840.  This balance includes $561,392 and $191,150 of accounts payable owed by Premiere Publishing Group Inc. and Poker Life LLC, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company in the amount of $85,025 for unpaid rent, which amount is included in accounts payable.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  The accompanying financial statements include $18,463 of interest expense for the three months ended September 30, 2007, and a balance due at September 30, 2007, of $655,113.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The accompanying financial statements include $698 of interest expense for the three months ended September 30, 2007 with a balance due at September 30, 2007, of $67,756.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share.  The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $4,986 of interest expense for the three months ended September 30, 2007 with an aggregate balance due at September 30, 2007 of $300,027.

The Divine Notes

The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible debentures accrue interest at 6% annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs are being amortized over the term of the notes.  The accompanying financial statements include $7,180 of accrued interest expense and $5,915 of debt issue costs amortization for the three months ended September 30, 2007 with an aggregate balance due at September 30, 2007 of $505,384.

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at September 30, 2007 is $0.0015 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 336,923,000 shares of common stock.  The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued derivative liability of $210,069 represents the September 30, 2007 fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount.  The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.  The accompanying financial statements include $17,836 and $53,467 of amortization expense for the three months and nine months ended September 30, 2007, respectively.

Note 7 – Officer’s Compensation

The Company has an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and director.  The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company’s sole executive officer and to provide the Company with office space on a month to month basis at no cost.  The accompanying financial statements include $50,000 of officer compensation expense for the three months ended September 30, 2007 and $155,000 of accrued and unpaid compensation due as of September 30, 2007.

Note 8 – Consulting Agreement

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning.  The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock.  The shares issued to Totowa constitute approximately 51.87% of the total shares of common stock outstanding.  The Investors Rights Agreement includes a provision that requires the Company sell additional shares to Totowa in the event its ownership interest in the Company’s voting common stock falls below 51% at any time during the seven year period following the date of the Agreement.

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $40,000 of consulting fee expense for the three months ended September 30, 2007 and $100,000 of prepaid expense.

The Consulting Agreement includes a provision for anti-dilution in value, whereby additional shares may be issued to Totowa in the event the trading price of the Company’s common stock declines to an amount less than the original issuance value of one-half of one cent ($0.005) per share as measured by the market price at the six month anniversary of the Agreement.

The Investor Rights Agreement, among other things, (i) prohibits Totowa from transferring its shares to anyone other than certain permissible persons for a period of one year from the date of the Agreement, (ii) grants Totowa registration rights in respect of its shares, and (iii) in the event the Company issues additional voting securities at any time during a period of seven years from the date of the Agreement, grants Totowa the right to purchase further securities in number sufficient for Totowa to maintain ownership of 51% of the outstanding voting securities of the Company at a purchase price equal to the price of Totowa’s original issuance of one-half cent per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion of our plan of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report.

Forward Looking Statements

Because the Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward-looking statements.

Plan of Operation

Our business is the preparation for publication of specific interest magazines for others and the publication and distribution of our own magazine, titled “Poker Life Magazine.”  Our business is conducted through our principal operating subsidiary Poker Life LLC, a New York limited liability company.  We also published the Trump Magazine under the terms of a license agreement with Donald Trump through our subsidiary Sobe Life LLC (“Sobe”), a Illinois limited liability company.  Sobe has ceased operations and is the subject of an involuntary bankruptcy proceeding filed on September 20, 2007.  The Company does not intend to oppose the involuntary proceeding and has written off and abandoned its interest in Sobe.

Sobe was formed in April, 2004.  From inception through June 30, 2007, Sobe incurred operating losses in excess of $4,000,000 which were funded with cash advanced by the Company and credit from vendors.  The Company was no longer capable of funding further losses and, as a result, Sobe ceased publication of the Trump Magazine which led to the termination of the Trump license agreement on August 31, 2007.  On September 20, 2007 an involuntary petition under Chapter 7 of the Bankruptcy Code was filed in Federal Court by three of Sobe’s creditors.  Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non-exempt property, if any, of the debtor and distribute the proceeds to the creditors of the debtor.

We have temporarily suspended publication of Poker Life Magazine and presently are earning no revenue.  Before resuming publication we require additional financing and arrangments for the settlement of our debts. We have begun negotiations with our current creditors for the settlement of the amounts owed them.  Such negotiations are continuing and we are unable to predict the outcome of these negotiations.  In the event we are not successful in settling our liabilities, the Company may be forced to reorganize under the provisions of Chapter 11 of the Bankruptcy Code.

Our current funds are less than necessary for the continued operation of our business and are not sufficient to permit us to continue publishing. Our present operations depend upon the continued

support of our shareholders and executive officer, and our continuation as a going concern is dependent upon continued financial support from these parties.

In order to resume publication and provide for future business, the Company requires additional financing.  In addition, the Company will have to provide for the payment of its substantial debt which as of September 30, 2007 totals $2,449,411 of current liabilities.  See Note 6.

We do not currently have any commitments for financing and we may not be able to find such financing and, if available, such financing may not be available on reasonable terms.  Obtaining additional financing is subject to a number of factors, including market conditions and overall investor sentiment, and such factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Item 3.   Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's president (the principal executive and chief financial officer of the Company) has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believes that the system is operating effectively to ensure appropriate disclosure.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On July 25, 2007, R. R. Donnelly & Sons, Inc. was granted a judgment against us in the amount of $636,649 for unpaid printing services.

On August 28, 2007, 386 PAS Partners LLC was granted a judgment against us in the amount of $85,025 for unpaid rent.

On September 20, 2007, an involuntary petition under Chapter 7 of the Bankruptcy Code was filed in Federal Court by three of the creditor’s of Sobe Life LLC against Sobe Life LLC.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2007, we issued 28,000,000 shares of our common stock to Totowa Consulting Group, Inc. in payment for services.  This offering and sale of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to only one person and because of the manner of the offering. We did not undertake an offering in which we sold shares to a large number of investors. In addition, this investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

      Exhibit No.

                           Exhibit

10.0 *
Trump License Termination Agreement

31.1 *
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer

32.1 *
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial & Accounting Officer

* Filed herewith.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premiere Publishing Group, Inc.

Date
November 19, 2007
/s/ MICHAEL JACOBSON

Michael Jacobson, President

    Principal Executive Officer and
Principal Accounting Officer