Form 10KSB
period 2007-12-31
Premiere Publishing Group, Inc.
filed 2008-04-14
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-KSB
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

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
(Title of each class)

386 Park Avenue South, 16th Floor, New York, New York 10016
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The Issuer’s Revenues for year ended December 31, 2007 were: $890,180

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2008, was: $352,604.

Number of shares of the registrant's common stock outstanding as of March 31, 2008 is: 54,246,846 shares.

PREMIERE PUBLISHING GROUP, INC.

INDEX

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-KSB and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
  general economic and industry conditions;
  our history of losses, deficits and negative operating cash flows;
  our limited operating history;
  industry competition;
  environmental and government regulation;
  protection and defense of our intellectual property rights;
  reliance on, and the ability to attract, key personnel;
  other factors including those discussed in "Risk Factors" in this annual report on Form 10-KSB and our incorporated documents.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report or elsewhere might not occur.

In this annual report on Form 10-KSB the terms "Premiere," "Company," "we," "us" and "our" refer to Premiere Publishing Group, Inc. and its subsidiaries.

ITEM 1.     DESCRIPTION OF BUSINESS

OUR COMPANY

Since our formation in 2004, we have operated as a magazine publishing company.  We operated principally through out two wholly-owned subsidiaries Sobe Life LLC and Poker Life LLC.  Our publications included “Trump Magazine,” “Poker Life Magazine” and several poker oriented magazines we prepared and published for several on-line gaming companies.

We have continued to incur significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses of $1,748,833 and $1,805,079, respectively, and we had an accumulated deficit of $7,361,716 as of December 31, 2007.

We lost our publishing work for the on-line gaming companies due to cessation of their United States based business activities and we were unable to obtain additional financing to support our operations.  In addition, our secured creditor, together with two unsecured creditors, filed a petition with the U.S. Bankruptcy Court for involuntary liquidation of Sobe Life LLC on September 20, 2007, which resulted in the termination our publishing agreement with Mr. Donald Trump.  As a result of these events, we were unable to continue our publishing activities in 2007.

Our principal offices are located at 217 Broadway, Suite 412, New York, NY 10007.  Our telephone number is (212) 481-1005.

Current Business Plan

We have ceased all publishing operations, and our operations consist solely of attempting to preserve our status as a public company, seek to compromise our debt and identify a business combination with an operating company.  We will use our limited resources to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining resources, however, will be sufficient to sustain us as an inactive company for only the short-term.  There can be no assurance that we will be able to identify an acceptable operating company to combine with and complete an acquisition, nor that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations and may unable to do so.  Failure to settle these obligations may also require us to suspend current filing with the SEC and force us to liquidate.

Our primary objective is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have not engaged in any specific discussions with any potential company regarding a transaction.  In addition, although we have not developed any definitive criteria for evaluating a successful target, we expect to consider, among other factors, the following:

  growth potential as evidenced by technological superiority, anticipated market expansion or new products or services;
  the historic financial performance of the target;
  the quality of the management team, including consultants and advisors;
  the target’s competitive position relative to other firms of similar size and experience within its industry, a segment thereof, or geographic location;
  the capital requirements of the target and anticipated availability of required funds for both the short and long term;
  the results of our financial, business and management due diligence; and
  the anticipated time and cost to complete a transaction.

 In applying the foregoing criteria, we will attempt to analyze all available, relevant and material factors and circumstances in order to make an informed decision.  Potential opportunities may occur in different industries, in different geographic locations and at various stages of development, all of which will make the task of comparing, analyzing and evaluating business opportunities extremely difficult and complex.

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company acquire a substantial majority of the issued and outstanding shares of the pubic company after the merger is completed.   These transactions are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution.  We may complete such an acquisition upon the sole determination of management and our directors, without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and other professionals. If we decide not to complete a transaction after we have incurred material transaction costs in connection with the investigation, negotiation and documentation related thereto, such costs will likely not be recoverable.

Our ability to execute on these business objectives may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.

Employees and Consultants

We have terminated all personnel involved in publishing, and presently employ our President in our New York City, New York office.  As of December 31, 2007, we have 1 employee,

Mr. Michael Jacobson, who is our President, Secretary and Treasurer and with whom we have an employment agreement that provides for his continued service to the Company.

ITEM 1A.     RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control.

Risks Relating To Our Business

We need additional capital and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2007 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since we began operations in 2004, we have generated a profit only for the three month periods ended June 30, 2006 and September 30, 2006, and not in any other fiscal quarters or any fiscal year. We incurred net losses of $1,748,833, $1,805,079 and $3,283,794 for the years ended December 31, 2007, 2006 and 2005, respectively. We can give no assurance that we will be able to operate profitably in the future.

In each of the 4 years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2007 our bank account was overdrawn by $2,834 and we had no other cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

We have substantial debt which must be liquidated prior to entering an acquisition of an operating company.

We have substantial debt of which none has been settled and there is no assurance that we will be able to do so.  In the event we cannot settle our debts or obtain additional financing we will we will not be able to acquire an operating business and we may be forced to suspend all public reporting with the SEC and possibly liquidate.

We have discontinued our publishing operations and will not generate any revenue unless we complete a business combination with an operating company; we need additional capital to fund our activities.

We have experienced net losses in each fiscal year since our inception, and we expect to continue to incur losses for the foreseeable future.  Assuming we transition our business model as expected, and until we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and meeting our compliance and reporting obligations under applicable federal securities laws.  We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, we may then liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Assuming we transition our business model as expected, our sole business objective following liquidation of our debts will be to seek to identify business opportunities.   As of the date of this report, we have not commenced the process of identifying and evaluating any operating companies as potential acquisition targets and have not commenced any discussions or entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition. Furthermore, our ability to execute on this business model may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.  In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital.  We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets.   We cannot provide any assurances that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain such necessary funding, any such acquisition may not be successful.

In order to raise any financing, we may need to increase our authorized capital stock.

We are presently authorized to issue 75 million shares of common stock, approximately 54,000,000 million of which have been issued.  All of our unissued shares are reserved for issuance to cover issuance obligations and for the potential exercise of outstanding options, warrants and conversion of notes.  We do not have sufficient authorized and unissued shares to cover the exercise of currently outstanding options, warrants, and conversion obligations, in view of our current stock price, our authorized and unissued shares will not be sufficient should we need to raise additional funding through the sale of our securities. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term.  We have not sought consent from our shareholders for this purpose, and can offer no assurances that our shareholders will vote to amend our articles of incorporation in a manner to facilitate any further fund raising.

Our Board of Directors has sole discretion to identify and evaluate acquisition candidates and complete acquisitions without approval of our stockholders.

We have not developed any specific acquisition guidelines and we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions without review or approval of our stockholders.  Accordingly, our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our Board, which at that time may only consist of one person, will use and consider in deciding whether or not to enter into a particular transaction.

We will not generate any additional revenue or earnings unless and until we merge with or acquire an operating business.

Upon completion of the liquidation of our debts, if such event occurs, we will have minimal assets and no operations.  As a result, we do not expect to generate any revenue or realize revenue unless and until we successfully merge with or acquire an operating business.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

There is currently a very competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination.  We expect to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies, venture capital firms, and special purpose acquisition companies or “SPACs” are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  As result, we may be unable to effectively compete with such entities in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Risks Relating To Our Stock

Our common stock is traded on the OTC Bulletin Board and could be subject to extreme volatility.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in these risk factors, as well as our operating results and financial condition.  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We will seek to raise additional funds in the future, and such additional funding will likely be dilutive to shareholders or impose operational restrictions.

We need to raise additional capital in the immediate term to help fund operating expenses and execute our new plan of operations.  If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

The initial sale or secondary resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate.

Substantial voting power is concentrated in the hands of our principal stockholders.

We have less than 5 shareholders who in the aggregate own and control approximately 64% of our outstanding common stock.

We do not anticipate paying dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Although a majority of our directors are considered independent and we have separately designated board committees consisting exclusively of directors who are considered independent, we expect that some or all of our independent directors will resign following the filing of this report.  Accordingly, we expect that we will no longer be in compliance with such corporate governance standards.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.

If we fail to comply in a timely manner with requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us, such that the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending December 31, 2008 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2009.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently lease an office in New York City of approximately 1,000 square feet from our President who provides this space at no cost.

ITEM 3.     LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “PPBL.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in August 2006, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2007 was $0.008 per share. As of December 31, 2007, there were 168 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low

Fiscal Year 2006
Third Quarter	$1.0600	$.6000
Fourth Quarter	$.7500	$.3500
Fiscal Year 2007
First Quarter	$.5000	$.1100
Second Quarter	$.5000	$.0300
Third Quarter	$.0550	$.0020
Fourth Quarter	$.0130	$.0011

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 308 stockholders of record of our common stock on March 31, 2008.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual  results could  differ  materially  from  those  anticipated  in  these   forward-looking statements as a result of a number of factors,  including those set forth in the section  captioned  "Risk  Factors" in Item 1A and elsewhere in this report.  The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview and Recent Transactions

We have continued to incur significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses of $1,748,833 and $1,805,079, respectively, and we had an accumulated deficit of $7,361,716 as of December 31, 2007.

We have been unable to secure financial, operating or other sources of business. We have also been unable to secure additional funding for our operations. We have terminated all of our publishing personnel, and have only one (1) employee as of December 31, 2007.

On September 20, 2007 several of our creditors filed for involuntary bankruptcy liquidation of our principal operating subsidiary Sobe Life LLC (“Sobe”).  As a result we have terminated all of our publishing employees, written off and abandoned our ownership of Sobe.

On August 7, 2007 we engaged Totowa Consulting Group, Inc. to consult with us on credit matters and cash flow management.  We have undertaken negotiations with several of our creditors, however, we have not settled any of our obligations and there is no assurance that we will be able to do so.  In the event we cannot settle our debts or obtain additional financing we will be forced to suspend all public reporting with the SEC and possibly liquidate.

As more fully described in Part I Item 1 above, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due.  We are in default on our Secured Promissory Note and on our Convertible Notes and we have a working capital deficit of $2,497,281.

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the year ending December 31, 2007 and the gain on the abandonment of Sobe resulted in a total net loss from discontinued operations of $1,748,833.

For the period from May 1, 2004 through December 31, 2007, we have incurred a net loss from discontinued operations of $7,361,716.

Plan to Acquire an Operating Company

Our operations consist solely of attempting to settle our considerable debt, to identify and complete a business combination with an operating company and to comply with our reporting obligations under federal securities laws.  We anticipate that the selection of a business combination will be complex and subject to substantial risk.  Based on general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking access to the capital markets and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to incentivize key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Unless we acquire an operating company, we do not expect to rehire our personnel, incur any capital expenditures, or incur any research and development expenses. Our ability to generate future revenue and earnings is dependent on identifying and acquiring an operating company.

We will to use our limited resources to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining assets will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Liquidity and Capital Resources

Net cash used in operations was $131,387 for the year ended December 31, 2007.

Net cash used in investing activities was $83,000 for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We believe that the following significant accounting policies are the most critical to an evaluation of our future financial condition and results of operations.

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

This provision is intended to afford our directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, shareholders of our company will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director’s or officer’s fiduciary duty and does not eliminate or limit the right of our company or any shareholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

ITEM 7.     FINANCIAL STATEMENTS

See pages F-1 through F-17.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T).     Controls and Procedures.

Disclosure Controls and Procedures

Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Item 8B.     Other Information.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a)     Directors and executive officers:

Name	Age	Position

Michael Jacobson	46	Chief Executive Officer, Secretary and Treasurer, and Director
Christopher Giordano	52	Director
Omar Barrientos	67	Director

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

The business experience, principal occupations and employment of each of the above persons during the last five years are set forth below.

Michael Jacobson - Mr. Jacobson has been our Chairman, President and Secretary since the Corporation was organized in March 2005, and has been the Editor and Publisher of Trump Magazine since October 2002. Mr. Jacobson is responsible for overseeing the editorial and sales efforts for Trump Magazine. From September 1995 through September 2003, Mr. Jacobson was Vice President of Sales and Promotions for Smoke Magazine, published by Lockwood Publications, Inc. Prior to his work with Trump Magazine, Mr. Jacobson worked in advertising sales and promotions for “Gear” magazine and helped launch “Smoke” magazine.

Christopher A. Giordano - Mr. Giordano is the owner of Birchwood Capital Advisors, Inc., which provides financial and business consulting services to small businesses.  From 1983 to 1990, Mr. Giordano was in the asset management department of both Paine Webber and Smith Barney.  Subsequently, Mr. Giordano owned Manchester Rhone Securities, a stock brokerage firm, until its sale in 1991.  Mr. Giordano also served as the director of corporate finance at M.S. Farrell & Company from 1992 through 1993.  Mr. Giordano is a shareholder of Totowa Consulting Group, Inc., a consultant and shareholder of the Company.

Omar G. Barrientos - Mr. Barrientos is President, Treasurer and the sole Director of Totowa Consulting Group, Inc. a consultant and shareholder of the Company.  He was the president, treasurer and a director of U.S.A. Sunrise Beverages Inc., from August 1990, until September 2002.  From September 2002 to June 2006 Mr. Barrientos was the president, treasurer and a director of Sunrise U.S.A. Incorporated. Mr. Barrientos received a license as a Real Estate Mortgage Broker under the South Dakota Banking Commission in 1981 and was the principal of Ombar Financial Services, and its affiliates Tri-Star Financial Services Brokerage and Moody Trust Co., in Rapid City SD.  From 1986 to 1990, Mr. Barrientos served as president of Mexico U.S.A. (a chain of Mexican restaurants) located in Rapid City, SD.  Mr. Barrientos is the owner of 1,000,000 shares of the Company's common stock.

(b)     Significant Employees.

None.

(c)     Family relationships.

None.

(d)     Involvement in certain legal proceedings.

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all other such filing requirements applicable to our officers and directors were complied with.

(f)     Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 217 Broadway, Suite 412, New York, NY 10007.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2006 and 2007 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation		Awards	Payouts	All Other Compensation
Michael Jacobson	2006	$ 200,000		None	None	None
President and Director	2007	-0-	(a)	None	None	None
___________________
(a)   We have an Employment Agreement with Mr. Jacobson which provides for the payment of annual compensation of $200,000.  For the year ending December 31, 2007 the Company made no payments to Mr. Jacobson; the amount of accrued compensation owed to Mr. Jacobson at December 31, 2007 is $180,000.

No options were granted to any officers or directors as of December 31, 2007.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of March 31, 2008, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 54,246,846 beneficially owned shares outstanding on December 31, 2007. The address of each director and executive officer listed below is c/o Premiere Publishing Group, Inc., 217 Broadway, Suite 412, New York, NY 10007.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Michael Jacobson (1) Director, President, Secretary and Treasurer	3,625,000	6.68%
Donald Trump (2)	3,625,000	6.68%
Christopher Giordano (3) Director	27,000,000	49.77%
Omar Barrientos (3) Director	28,000,000	51.61%
Totowa Consulting Group, Inc. (3)	28,000,000	51.61%

All officers and directors as a group	31,625,000	58.30%

____________________
(1)   Mr. Jacobson received these shares in April, 2005 in consideration for forming and organizing us and for transferring Sobe Life, LLC to us.

(2)   Mr. Trump’s address is c/o the Trump Organization, 725 Fifth Avenue, New York, NY 10022.  Mr. Trump was paid these shares as compensation for granting us the rights to publish the Trump Magazine which agreement was terminated on August 31, 2007.

(3)   Totowa is the owner of 27,000,000 shares of common stock and Mr. Barrientos is the owner of 1,000,000 shares of common stock. Mr. Giordano is a shareholder of Totowa and Mr. Barrientos is an officer and director of Totowa.  Totowa also is the holder of an Investors Rights Agreement which includes a provision that requires the Company to sell additional shares to Totowa in the event Totowa’s ownership interest in the Company’s voting common stock falls below 51% at any time during the 7 year period ending on August 7, 2014.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)     Transactions with related persons.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any interest, direct or indirect, in any transaction, the amount of which exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, within the last fiscal year, or in any proposed.  Management believes the following transactions are as fair to the Company and similar to terms that could be obtained from unrelated third parties.

On August 7, 2007 we entered into a Consulting Agreement with Totowa Consulting Group, Inc. The agreement provides for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning. The agreement has a term of 24 months with compensation of $20,000 per month for a total of $480,000 payable over the life of the agreement.  We paid Totowa a total of 28,000,000 shares of our voting common stock as prepayment for the first seven (7) months of the agreement.  The shares constituted approximately 51.8% of our voting common stock outstanding.  In addition we entered into an Investors Rights Agreement with Totowa, which includes a provision that requires the Company to sell additional shares to Totowa in the event Totowa’s ownership interest in the Company’s voting common stock falls below 51% at any time during the seven year period ending on August 7, 2014.

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

(b)     Parents

Totowa Consulting Group, Inc is the owner of 27,000,000 shares of the Company’s voting common stock which approximates 49.77% of the issued and outstanding voting common stock at December 31, 2007.  On December 14, 2007 we appointed 2 persons to serve as members of our Board of Directors, 1 person is a shareholder of Totowa and the other person is an officer and director of Totowa.

(c)     Promoters and control persons

Mr. Michael Jacobson is a founder of the Company and he received 3,625,000 shares of our common stock in exchange for his contribution of 100% of the member interest of Sobe Life LLC in a transaction accounted for as a reverse merger with the assets received being recorded at their historic cost.

(d)     Corporate Governance

(i)     Director independence

The directors of the Company are the executive officer of the Company and are direct and/or beneficial shareholders of the Company.  Members of the Company's management may become associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company's affairs as is reasonably needed.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

(ii)     Board meetings and committees; annual meeting attendance

The Board of Directors do not meet on a regular basis and take action as and when required.  The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all other such filing requirements applicable to our officers and directors were complied with.

ITEM 13.     EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-KSB or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*
10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.3(i)	Trump License Termination Agreement***
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*

14.1	Code of Ethics****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)

**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)

***	Incorporated by reference to Form 10-QSB filed with the Commission on November 19, 2007 (000-52047)

****	Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the year ended
	2007	2006
Audit Fees	$ 8,000	$12,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the  performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During  2007,  all  audit and  non-audit  services  performed  by our independent   accountants  were  pre-approved  by  the  Board  of  Directors  in accordance with the foregoing procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PREMIERE PUBLISHING GROUP, INC.

Dated: April 14, 2008	By: /s/ Michael Jacobson
Michael Jacobson
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Michael Jacobson	Chief Executive Officer, Chief	April 14, 2008
Michael Jacobson	Financial Officer, Principal Accounting Officer and Director

By: /s/ Christopher Giordano	Director	April 14, 2008
Christopher Giordano

By: /s/ Omar Barrientos	Director	April 14, 2008
Omar Barrientos

Premiere Publishing Group, Inc. and Subsidiaries

I N D E X

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Premiere Publishing Group, Inc.

We have audited the accompanying consolidated balance sheet of Premiere Publishing Group, Inc.   as of December 31, 2007, and the related consolidated statements of discontinued operations, changes in  stockholders’ equity  and cash flows from discontinued operations for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as  evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Publishing Group, Inc.   as of December 31, 2007, and the results of its consolidated discontinued operations and cash flows from discontinued operations  for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to repay its substantial indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms.  If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to, liquidate available assets, restructure the Company or cease operations. Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri

April 11, 2008

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007

December 31
2007

ASSETS
Current Assets:
Cash overdraft	$(2,834)
Accounts receivable	-
Barter receivables	-
Prepaid expenses and other current assets	40,000
Debt issuance costs (net of accumulated amortization of $23,660)	46,140

Total Current Assets	83,306

Property & Equipment (net of accumulated depreciation of $55,068)	48,833
Licenses	-

Total Assets	$132,139
=============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$889,667
Accrued expenses	6,290
Acrued officers compensation	180,000
Secured note and accrued interest payable	669,755
Unsecured notes and accrued interest payable	69,446
Convertible notes and accrued interest payable (net of discount of $138,422)	679,289

Total Current Liabilities	2,494,447

Commitments and Contingencies	-

Stockholders' Deficit
Common Stock - $0.001 par value, 75,000,000 shares authorized,
54,246,846 shares issued and outstanding	$54,247
Additional Paid-In Capital	4,945,161
Accumulated (Deficit)	(7,361,716)

Total Stockholders' Deficit	(2,362,308)

Total Liabilities and Stockholders' Deficit	$132,139
=============

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Years Ended December 31, 2007 and 2006

	Years Ended December 31
	2007	2006

Revenues
Advertising, circulation, events and other	$890,180	$5,408,090

Operating Expenses
Production, distribution and editorial	161,616	2,779,676
Selling, general and administrative	2,690,836	3,756,442
Consulting services	999,147	236,897

Total Operating Expenses	3,851,599	6,773,015

Income (Loss) From Discontinued Operations	(2,961,419)	(1,364,925)

Other Income (Expenses)
Interest income, expense and financing costs	(191,860)	(782,505)
Change in value of warrants and derivative liabilities	745,682	342,351
Gain on disposition of subsidiary	658,764

Total Other Income (Expenses) From Discontinued Operations	1,212,586	(440,154)

Income (Loss) Before Provision For Income Taxes	(1,748,833)	(1,805,079)

Provision For Income Taxes	-	-

Net Income (Loss) From Discontinued Operations	$(1,748,833)	$(1,805,079)
	============	============

Net (Loss) Per Common Share	$(0.04)	$(0.10)
	============	============

Weighted Average Common Shares Outstanding	47,881,596	18,807,412
	============	============

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flow From Discontinued Operations
For the Years Ended December 31, 2007 and 2006

	Years Ended December 31
	2007	2006

Cash Flows from Discontinued Operating Activities

Net (Loss)	$(1,748,833)	$(1,805,079)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,853	45,534
Common stock issued for services	388,038	471,980
Amortization of debt issue costs	20,190	339,369
Change in value of warrant and derivative liabilities	(745,682)	(342,351)
Barter revenue	(114,077)	(1,568,146)
Barter expenses	957,721	986,892
Gain on disposition of subsidiary	(658,764)	-
Changes in assets and liabilities:
Accounts receivable	321,044	(306,944)
Barter receivable	581,254	-
Prepaid expenses and other assets	(47,474)	(2,178)
Accounts payable	(151,666)	996,542
Vendor notes payable	722,869	-
Accrued compensation officer	180,000	-
Accrued expenses	(56,699)	62,989
Accrued interest	194,839	195,509
Deferred revenue	-	(15,350)

Net cash used by Discontinued Operating Activities	(131,387)	(941,233)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(35,016)
Increase in restricted cash	100,000	(100,000)

Net cash used by Investing Activities	100,000	(135,016)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	20,000	460,000
Payment of debt issue costs	(3,000)	(69,800)
Proceeds from exercise of warrants	-	195,000
Proceeds (payment) to line of credit	(100,000)	100,000

Net cash from Financing Activities	(83,000)	685,200

Net (Decrease) Increase in Cash	$(114,387)	$(391,049)
Cash at Beginning of Period	111,553	502,602

Cash at End of Period	$(2,834)	$111,553
	=============	=============

Supplemental Disclosures of Cash Flow Information:

	2007	2006

Cash paid during the periods for:
Interest	$-0-	$-0-
Income taxes	$-0-	$-0-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

During the year ended December 31, 2007, the Company issued 1,194,865 shares common stock for services valued in the aggregate at $288,038 or $.24 per share.

During the year ended December 31, 2007, the Company issued 28,000,000 shares common stock for services valued in the aggregate at $140,000 or $.005 per share.

During the year ended December 31, 2007, the Company’s President contributed $3,000 in value of office rent to additional paid in capital.

For the year ended December 31, 2006:

During the year ended December 31, 2006, the Company issued 1,140,000 shares of common stock to consultants for services rendered for a total value of $471,980 or $.41 per share.

During the year ended December 31, 2006, certain of the 8% bridge note holders converted $285,000 in principal plus accrued interest into 1,201,782 shares of common stock. or $.25 per share.

During the year ended December 31, 2006, certain of the 8% senior convertible promissory note holders converted $2,475,000 in principal plus accrued interest into 6,345,265 shares of common stock, or $.40 per share.

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Statements of Stockholder’s Equity
For the Years Ending December 31, 2007 and 2006

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2005	16,064,934	$16,065	$1,733,779	$(3,807,804)	$(2,057,960)

Common stock issued to consultants for services rendered	1,140,000	1,140	470,840		471,980
Conversion of bridge loans and accrued interest into common stock	1,201,782	1,202	314,689		315,891
Conversion of senior convertible promissory notes and accrued interest into common stock	6,345,265	6,345	2,706,472		2,712,817
Common stock issued for exercise of warrants	300,000	300	194,700		195,000
Fair value of warrants transferred to liability			(877,162)		(877,162)
Net (loss)				(1,805,079)	(1,805,079)

Balance, December 31, 2006	25,051,981	$25,052	$4,543,318	$(5,612,883)	$(1,044,513)
	========	======	========	========	========

Common stock issued to consultants for services rendered	1,194,865	1,195	286,843		288,038
Rent contributed by officer			3,000		3,000
Common stock issued to consultants for services rendered	28,000,000	28,000	112,000		140,000

Net (loss) from discontinued operations				(1,748,833)	(1,748,833)

Balance, December 31, 2007	54,246,846	$54,247	$4,945,161	$(7,361,716)	$(2,362,308)
	========	======	========	========	========

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

   Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

   Going Concern

   The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,748,833 and $1,805,079 for the years ended December 31, 2007 and 2006, respectively, and as of December 31, 2007 the Company has an accumulated deficit of $7,361,716 and a working capital deficit of $2,497,281.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

   The Company’s ability to continue as a going concern is dependent upon its ability to repay its substantial indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to, liquidate available assets, restructure the company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   Discontinued Operations

   The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the year ending December 31, 2007 and the gain on the abandonment of Sobe resulted in a total net loss from discontinued operations of $1,748,833.

   Plan of Operations

   We have ceased all publishing operations, and our operations consist solely of attempting to preserve our status as a public company, seek to compromise our debt and identify a business combination with an operating company.  We will use our limited resources to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining resources, however, will be sufficient to sustain us as an inactive company for only the short-term.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

   Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations and may unable to do so.  Failure to settle these obligations may also require us to suspend current filing with the SEC and force us to liquidate.

  Our primary objective is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have not engaged in any specific discussions with any potential company regarding a transaction.  In addition, although we have not developed any definitive criteria for evaluating a successful target.

  Note 2 – Summary of Significant Accounting Policies

  Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

  Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

  Principles of Consolidation

  The accompanying consolidated financial statements include all of the accounts of Premiere and its wholly owned subsidiary Poker Life LLC for all periods presented and include the accounts of Sobe Life LLC from the date of formation to the date of abandonment on September 23, 2007  All significant intercompany accounts and transactions have been eliminated.

    Equity-Based Compensation Arrangements

  The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. See Note 9 for a description of the Company’s stock option plan.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

  Trade Accounts Receivable

  Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Based upon such procedures management has determined that no allowance was required as of December 31, 2006.  The Company wrote off $87,113 of accounts which had not been collected as of December 31, 2007.

  Equipment

  Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2007 and 2006 was $25,853 and $17,914, respectively.

  Capitalized Interest

  There was no capitalized interest during 2007 or 2006.

  Revenue Recognition

  Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue and expenses for the year ended December 31, 2007 were $114,077 and $957,721, respectively. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

  Advertising expenses

  Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the year ended December 31, 2007 was $1,023.

  Income Taxes

  The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not.

  Impairment or Disposal of Long-Lived Assets:

  In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available.  The Company has implemented FAS 144 for this fiscal year.

  Recently Enacted Accounting Standards

  The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.  Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, "Noncontrolling Interest In Consolidated Financial Statements" (as amended), were recently issued.  SFAS No. 155, 156, 157, 158 ,159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the adoption of FIN 48, any adjustments will be accounted for as an adjustment to beginning retained earnings. The Company adopted the provisions of FIN 48 in its first fiscal quarter of 2007. The adoption of FIN 48 has not had a material impact on the Company’s consolidated financial position or results of operations.

  Use of Accounting Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

  Fair Value of Financial Instruments

  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the combined Company.

  Short-term Financial Instruments

  The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $100,000.  At December 31, 2007 the Company had no amounts in excess of the FDIC limit.

  Earnings (loss) per share

  In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and convertible notes that are convertible into 546,141,187 shares of common stock. For the years ended

  December 31, 2007 and 2006, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

  Note 3 – Sobe Life LLC

  Involuntary Bankruptcy

  On September 20, 2007 three creditors of Sobe Life LLC (“Sobe”) filed a petition for involuntary bankruptcy with the United States Bankruptcy Court for the Southern District of New York Case No. 07-12963.  Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non-exempt property, if any, of the debtor and distribute the proceeds to the creditors of the debtor.  The Company did not oppose the petition.  As of the date of filing, Sobe had assets of $35,575, current liabilities of $505,890 and was jointly liable with Premiere on an additional $727,186 of current liabilities.  Following the filing of the petition for involuntary bankruptcy, the Company has written off and abandoned its investment in Sobe.  The accompanying financial statements include $658,764 of gain realized on abandonment.

  Termination of Trump Licensing Agreement

  Sobe was the publisher of the “Trump Magazine,” of which it ceased publication following the winter edition.  On August 31, 2007 Trump World Publications, LLC and Mr. Donald Trump (“Trump”) terminated their publishing and licensee agreements with Sobe.   On the date of termination, Sobe owed Trump $270,000 of unpaid license fees.  Trump continues to own 3,675,000 shares of the Company’s common stock.

  Note 4 – Capital Stock

  Common Stock

  As of December 31, 2007, the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

  On August 7, 2007 the Company issued 28,000,000 shares of common stock to Totowa Consulting Group, Inc., as a retainer for the initial seven months of consulting services to be rendered on a consulting agreement for financial and cash flow management consulting services.  This retainer payment has been valued at $140,000.  See Note 8.

  Warrants

  As of December 31, 2007 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

       Warrants Outstanding

       Weighted
        Average
        Exercise
        Price

       Aggregate
        Intrinsic
        Value

       Outstanding, December 31, 2006

       1,989,990

       $0.58

       $  0

          Granted

       -

       -

          Forfeited

       -

       -

          Exercised

       -

       -

       Outstanding, December 31, 2007

       1,989,990

       $0.58

       $  0

  The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  The value determined for these warrants at December 31, 2006 was $535,613.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2007, the value of these warrants at December 31, 2007 is determined to be zero.  The accompanying financial statements include $535,613 as other income for the year ended December 31, 2007 as the change in value of these warrants.

  Note 5 – Accounts and Notes Payable

  Accounts Payable

  The Company’s consolidated accounts payable at December 31, 2007 is $889,667.  This balance includes $698,517 and $191,150 of accounts payable owed by Premiere Publishing Group Inc. and Poker Life LLC, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company in the amount of $85,025 for unpaid rent, which amount is included in accounts payable.

  Secured Note Payable

  The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  The accompanying financial statements include $33,106 of interest expense for the year ended December 31, 2007, and a balance due at December 31, 2007 of $655,113.

  Unsecured Notes Payable

  The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The accompanying financial statements include $2,388 of interest expense for the year ended December 31, 2007, with a balance due at December 31, 2007 of $69,446.

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

  The Bridge Notes

  The Company’s $250,000 Bridge Notes had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are currently in default, and are included in the accompanying financial statements as current liabilities.  The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share.  The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,220,274 shares of common stock. The accompanying financial statements include $20,000 of interest expense for the year ended December 31, 2007 with an aggregate balance due at December 31, 2007 of $305,068.

  The Divine Notes

  The Company’s $480,000 Divine Notes have an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible debentures accrue interest at 6% annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs are being amortized over the term of the notes.

  The Divine Notes are carried at a discount for the value of the derivative liability associated with the beneficial conversion feature in the amount of $210,069 which is amortized as additional interest expense over the three year term of the notes.  The accompanying financial statements include $99,950 of accrued interest and discount expense, and $23,660 of debt issue costs amortization for the year ended December 31, 2007 with an aggregate balance due at December 31, 2007 of $512,643.

  Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

  The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at December 31, 2007 is $0.002 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the December 31, 2007 conversion price would be approximately 545,141,000 shares of common stock.  The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

  Accrued Derivative Liability

  The accrued derivative liability represents the fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount.  The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.

  The value determined for the derivative liability at December 31, 2006 was $210,069.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2007, the value of this derivative liability as of December 31, 2007 is determined to be zero.  The accompanying financial statements include $210,069 as other income for the year ended December 31, 2007 as the change in value of the derivative liability.

  Note 6 – Officer’s Compensation

  The Company has an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and is a director.  The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company’s sole executive officer and to provide the Company with office space on a month to month basis at no cost.  The accompanying financial statements include $200,000 of officer compensation expense for each of the years ended December 31, 2007 and 2006, includes $180,000 of accrued and unpaid compensation due as of December 31, 2007 and $3,000 of expense and contribution to capital for the value of office space provided.

  Note 7 – Consulting Agreement

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

  The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $100,000 of consulting fee expense for the year ended December 31, 2007 and $40,000 of prepaid expense.

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

  Note 8 – Income Taxes

  The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2007 and 2006, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $7,571,000 million at December 31, 2007, and will expire in the years 2025 through 2027.

  At December 31, 2007, deferred tax assets consisted of the following:

       2007

       Deferred tax assets

       Net operating loss carryforward

       $

       2,797,000

       Valuation allowance

       (2,797,000)

       Net deferred tax asset

       $

       -0-

       ==========

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

   Note 9 – Commitments and Contingencies

   Bankruptcy of Sobe Life LLC

   On September 20, 2007 three creditors of Sobe filed a petition for involuntary bankruptcy with the United States Bankruptcy Court for the Southern District of New York.  As of the date of the bankruptcy filing we had invested a total of approximately $3,800,000 in Sobe.  Sobe had no cash resources and no assets of value.  Accordingly, we do not expect any recovery of this amount.

   Note 10 – Subsequent Events

   None.