Form 10-Q
period 2008-03-31
Premiere Publishing Group, Inc.
filed 2008-05-14
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 000-52047

PREMIERE PUBLISHING GROUP, INC.
(Exact name of small business issuer in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

217 Broadway, Suite 412, New York, NY 10007
(Address of principal executive offices)

(212) 481-1005
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

54,246,846 shares outstanding as of March 31, 2008.

PREMIERE PUBLISHING GROUP, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Consolidated Balance Sheet at March 31, 2008 (Unaudited)
and at December 31, 2007 (Audited)

	March 31	December 31
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash overdraft	$(2,834)	$(2,834)
Prepaid expenses and other current assets	-	40,000
Debt issuance costs (net of accumulated amortization of $29,575 and $23,660)	40,225	46,140

Total Current Assets	37,391	83,306

Property & Equipment (net of accumulated depreciation of $57,468 and $55,068)	46,433	48,833

Total Assets	$83,824	$132,139
	============	============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$910,492	$889,667
Accrued expenses	-	6,290
Acrued officers compensation	230,000	180,000
Secured note and accrued interest payable	684,239	669,755
Unsecured notes and accrued interest payable	71,118	69,446
Convertible notes and accrued interest payable (net of discount of $120,585 and $138,422)	709,291	679,289

Total Current Liabilities	2,605,140	2,494,447

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock - $0.001 par value, 75,000,000 shares authorized, 54,246,846 shares
issued and outstanding	$54,247	$54,247
Additional Paid-In Capital	4,948,161	4,945,161
Accumulated (Deficit)	(7,523,724)	(7,361,716)

Total Stockholders' Deficit	(2,521,316)	(2,362,308)

Total Liabilities and Stockholders' Deficit	$83,824	$132,139
	============	============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31

	2008	2007

Revenues from Discontinued Operations
Advertising, circulation, events and other	$-	$771,557

Operating Expenses
Production, distribution and editorial	-	331,407
Selling, general and administrative	109,935	596,775
Consulting services	-	162,669

Total Operating Expenses	109,935	1,090,851

Loss From Operations from Discontinued Operations	-	(319,294)
Loss From Operations from Operations	-	-

Other Income (Expenses)
Interest income, expense and financing costs	(52,073)	(38,525)
Change in value of warrants and derivative liabilities	-	(170,947)
Other income	-	-

Total Other Income (Expenses ) from Discontinued Operations	(52,073)	(209,472)

Income (Loss) Before Provision For Income Taxes	(162,008)	(528,766)

Provision For Income Taxes	-	-

Net (Loss) from Discontinued Operations		$(528,766)
		===========
Net (Loss) from Operations	$(162,008)
	===========

Net (Loss) Per Common Share	$(0.003)	$(0.021)
	===========	===========

Weighted Average Common Shares Outstanding	54,246,846	25,373,590
	===========	===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31

	2008	2007

Cash Flows from Operating Activities

Net (Loss) from Discontinued Operations	$(162,008)	$(528,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,400	11,729
Common stock issued for services	-	162,669
Amortization of debt issue costs	5,915	23,445
Change in value of warrant and derivative liabilities	-	170,947
Barter revenue	-	(278,943)
Barter expenses	-	129,440
Changes in assets and liabilities:
Accounts receivable	-	(159,226)
Prepaid expenses and other assets	40,000	10,436
Accounts payable	20,825	290,560
Accrued expenses	6,290	26,219
Accrued officers compensation	50,000	-
Accrued interest	36,578	13,272

Net cash used by Operating Activities from Discontinued Operations	-	(128,218)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-

Net cash used by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	20,000
Payment of debt issue costs	-	(2,600)
Proceeds (payment) to line of credit	-	(100,000)

Net cash from Financing Activities	-	(82,600)

Net (Decrease) Increase in Cash	$-	$(210,818)
Cash at Beginning of Period	(2,834)	211,553

Cash at End of Period	$(2,834)	$735
	===========	===========

	Three Months Ended March 31,
	2008	2007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Rent contributed to capital	$3,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(Unaudited)

Note 1 - Unaudited Financial Information

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its wholly owned subsidiary Poker Life LLC, (“Poker Life”) a New York limited liability company (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,748,833 and $1,805,079 for the years ended December 31, 2007 and 2006, respectively and as of March 31, 2008 the Company has an accumulated deficit of $7,523,724 and a working capital deficit of $2,567,749.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the three month period ending March 31, 2007 resulted in a total net loss from discontinued operations of $528,766 compared to a net loss from continuing operations for the three month period ending March 31, 2008 of $162,008.

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

Note 5 – Capital Stock

Common Stock

As of March 31, 2008 the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

Warrants

A summary of the status of warrants and options granted at March 31, 2008 and March 31, 2007 and changes during the periods then ended is presented below:

	For the Three Months		For the Twelve Months
	Ended March 31, 2008		Ended March 31, 2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	-	-	-	-
Granted	1,989,990	$.58	1,989,990	$.58
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	1,989,990	$.58	1,989,990	$.58

Weighted average fair value of warrants granted during the period	1,989,990	$0.18	1,989,990	$.58
	=========	============	=========	============

The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  The warrants were determined to have no value at March 31, 2008 compared to a fair value of $708,012 at March 31, 2007.  Fair value was determined through the use of the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of each measurement date. The accompanying financial statements include $170,947 as other expense for the three months ended March 31, 2007 as the change in value of these warrants.

Registration Rights

The Company has granted piggy-back registration rights to the holders of the Divine Notes in respect of the shares of common stock in which the Divine Notes may be converted, which rights expire in November 2011.  The cost to the Company of registering such shares shall not exceed $55,000.  The Company is also obligated to register upon demand 28,000,000 shares of common stock at the sole expense of the Company.

Note 6 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at March 31, 2008 is $910,492.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  The accompanying financial statements include $14,484 of interest expense for the three months ended March 31, 2007, and a total balance due at March 31, 2008 of $684,239.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The accompanying financial statements include $1,672 of interest expense for the three months ended March 31, 2008, with a total balance due at March 31, 2008 of $71,118.

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

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share.  The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $4,986 of interest expense for the three months ended March 31, 2008 with an aggregate balance due at March 31, 2008 of $310,055.

The Divine Notes

The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible notes accrue interest at 6% per annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs are being amortized over the term of the notes.  The accompanying financial statements include $7,180 of accrued interest expense and $5,915 of debt issue costs amortization for the three months ended March 31, 2008 with an aggregate balance due at March 31, 2008 of $519,824 (including the unamortized discount of $120,585).

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at March 31, 2008 is $0.0015 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 170,230,000 shares of common stock.  The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued derivative liability of $210,069 represents the September 30, 2007 fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount.  The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.  The accompanying financial statements include $17,836 of amortization expense for the three months ended March 31, 2008.

Note 7 – Officer’s Compensation

The Company has an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and a director.  The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company’s sole executive officer.   The executive provides the Company with office space on a month to month basis at no cost.  The accompanying financial statements include $50,000 of officer compensation expense for the three months ended March 31, 2007, include $230,000 of accrued and unpaid compensation due as of March 31, 2008 and $3,000 of rent expense contributed as an addition to paid in capital.

Note 8 – Consulting Agreement

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning.  The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock.  The accompanying financial statements include $60,000 of consulting fee expense for the three months ended March 31, 2008.

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

Note 9 – Material Subsequent Events and Contingencies

None.

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

Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports on Forms 10-KSB, 10-QSB, 10-Q and 8-K and other reports that are periodically filed with or furnished to the Securities and Exchange Commission. The risks affecting the Company’s business include, among others: continuation as a going concern; obtaining financing and obtaining such financing on suitable terms; successful compromise or payment of the Company’s substantial debt; the Company’s continuing compliance with applicable laws and regulations; intellectual property challenges and claims; and success in identifying and acquiring a suitable acquisition or merger company. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

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

We have temporarily suspended publication of Poker Life Magazine and presently are earning no revenue.  Before resuming publication we require additional financing and arrangements for the settlement of our debts. We have begun negotiations with our current creditors for the settlement of the amounts owed them.  Such negotiations are continuing and we are unable to predict the outcome of these negotiations.  In the event we are not successful in settling our liabilities, the Company may be forced to reorganize under the provisions of Chapter 11 of the Bankruptcy Code.

Our current funds are less than necessary for the continued operation of our business and are not sufficient to permit us to continue publishing. Our present operations depend upon the continued support of our shareholders and executive officer, and our continuation as a going concern is dependent upon continued financial support from these parties.

In order to resume publication and provide for future business, the Company requires additional financing.  In addition, the Company will have to provide for the payment of its substantial debt which as of March 31, 2008 totals $2,605,140 of current liabilities.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company has no market risk sensitive instruments.

Item 4.   Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's principal executive officer and principal financial officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Limitations on the Payments of Dividends

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premiere Publishing Group, Inc.

Date
May 13, 2008
/s/ MICHAEL JACOBSON

Michael Jacobson, President

    Principal Executive Officer and
Principal Accounting Officer