Form 10-Q
period 2008-06-30
Premiere Publishing Group, Inc.
filed 2008-08-19
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-52047

PREMIERE PUBLISHING GROUP, INC.
(Exact name of small business issuer in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

217 Broadway, Suite 412, New York, NY 10007
(Address of principal executive offices)

(212) 481-1005
(Issuer's telephone number)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

54,246,846 shares outstanding as of June 30, 2008.

PREMIERE PUBLISHING GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Consolidated Balance Sheets at June 30, 2008 (Unaudited)
and at December 31, 2007 (Audited)

	June 30,	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$(2,834)	$(2,834)
Prepaid expenses and other current assets	-	40,000
Debt issue costs (net of amortization of $35,490 and $23,600)	34,310	46,140
Total Current Assets	31,476	83,306

Property & Equipment (net of accumulated depreciation of $59,868 and $55,068)	44,033	48,833

Total Assets	$75,509	$132,139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,011,011	$889,667
Accrued expenses	-	6,290
Acrued officers compensation	280,000	180,000
Secured note and accrued interest payable	698,723	669,755
Unsecured notes and accrued interest payable	72,790	69,446
Convertible notes and accrued interest payable (net of discount of $102,749 and $138,422)	739,293	679,289
Total Current Liabilities	2,801,817	2,494,447

Commitments and Contingencies	-	-

Stockholder's (Deficit)
Common Stock - $0.001 par value, 75,000,000 shares authorized,
54,246,846 shares issued and outstanding	$54,247	$54,247
Additional Paid-In Capital	4,951,161	4,945,161
Accumulated (Deficit)	(7,731,716)	(7,361,716)
Total Stockholders' (Deficit)	(2,726,308)	(2,362,308)

Total Liabilities and Shareholder's Deficit	$75,509	$132,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations and Discounted Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from Discontinued Operations
Advertising, circulation, events and other	$-	$90,671	$-	$862,228

Operating Expenses
Production, distribution and editorial	-	14,897	-	346,304
Selling, general and administrative	155,919	997,122	265,854	1,593,897
Consulting services	-	483,103	-	645,772
Total Operating Expenses	155,919	1,495,122	265,854	2,585,973

Loss From Discounted Operations		(1,404,451)		(1,723,745)
Loss From Operations	(155,919)		(265,854)

Other Income (Expense)
Interest expense and financing costs	(52,073)	(13,450)	(104,146)	(51,975)
Change in value of warrant and derivative liabilities	-	648,012	-	477,065
Total Other Income (Expense)	(52,073)	634,562	(104,146)	425,090

Income (Loss) Before Provision for Income Taxes	-	(769,889)	-	(1,298,655)
Provision for Income Taxes	(207,992)	-	(370,000)	-

Net (Loss) From Discontinued Operations		$(769,889)		$(1,298,655)
Net (Loss) From Operations	$(207,992)		$(370,000)

Net (Loss) Per Common Share	$(0.004)	$(0.030)	$(0.007)	$(0.051)

Weighted Average Common Shares Outstanding	54,246,846	25,951,626	54,246,846	25,664,205

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(370,000)	$(1,298,655)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	4,800	23,457
Common stock issued for services	-	288,038
Amortization of debt issue costs	11,830	47,501
Change in value of warrant and derivative liabilities	-	(477,065)
Barter revenue	-	(114,077)
Barter expenses	-	345,756
Changes in assets and liabilities:
Accounts receivable	-	105,816
Prepaid expenses and other assets	40,000	32,526
Accounts payable	121,344	428,070
Accrued expenses	6,290	463,151
Accrued interest	85,736	26,722
Accrued officer's compensation	100,000	-
Due to related party		3,800

Net cash used in operating activities	-	(124,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	20,000
Payment of debt issue costs	-	(2,600)
Proceeds from line of credit, net	-	(100,000)
Advances from related party, net	-	-

Net cash provided by financing activities	-	(82,600)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	-	(207,560)

CASH AND CASH EQUIVALENTS, Beginning of period	(2,834)	211,553

CASH AND CASH EQUIVALENTS, End of period	$(2,834)	$3,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

	Six Months Ended June 30,
	2008	2007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Rent contributed to capital	$6,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2008
(Unaudited)

Note 1 - Unaudited Financial Information

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its wholly owned subsidiary Poker Life LLC, (“Poker Life”) a New York limited liability company (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,748,833 and $1,805,079 for the years ended December 31, 2007 and 2006, respectively and as of June 30, 2008 the Company has an accumulated deficit of $7,731,716 and a working capital deficit of $2,764,957.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the three month and six month periods ending June 30, 2007 resulted in a total net loss from discontinued operations of $769,889, $1,298,655, respectively compared to a net loss from continuing operations for the three month and six month periods ending June 30, 2008 of $207,992 and $370,000, respectively.

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

Note 5 – Capital Stock

Common Stock

As of July 31, 2008 the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

Warrants

A summary of the status of warrants and options granted at June 30, 2008 and June 30, 2007 and changes during the periods then ended is presented below:

	For the Three Months		For the Twelve Months
	Ended June 30, 2008		Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	-	-	-
Granted	1,989,990	$.58	1,989,990	$.58
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,989,990	$.58	1,989,990	$.58

Weighted average fair value of warrants granted during the period	1,989,990	$0.18	1,989,990	$.58

The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  The warrants were determined to have no value at June 30, 2008.  Fair value was determined through the use of the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of each measurement date. The accompanying financial statements include $170,947 as other expense for the six months ended June 30, 2007 as the change in value of these warrants.

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

Note 6 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at June 30, 2008 is $1,011,011.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  The accompanying financial statements include $14,484 and $28,968 of interest expense for the three months and six months ended March 31, and June 3, 2008, respectively, and a total balance due at June 30, 2008 of $698,723.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The accompanying financial statements include $1,672 and $3,344 of interest expense for the three months and six months ended March 31, and June 30, 2008, respectively with a total balance due at June 30, 2008 of $72,789.

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

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share.  The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $4,986 and $9,973 of interest expense for the three months and six months ended March 31, and June 30, 2008, respectively with an aggregate balance due at June 30, 2008 of $320,027.

The Divine Notes

The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible notes accrue interest at 6% per annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs are being amortized over the term of the notes.  The accompanying financial statements include $7,180 and $14,361 of accrued interest expense and $5,915 and $11,830 of debt issue costs amortization for the three months and six months ended March 31, and June 30, 2008, respectively with an aggregate balance due at June 30, 2008 of $534,184 (including the unamortized discount of $102,749).

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at June 30, 2008 is $0.001125 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 737,669,650 shares of common stock.  The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued derivative liability of $102,479 represents the June 30, 2008 the unamortized fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount.  The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.  The accompanying financial statements include $17,836 and $35,672 of amortization expense for the three months and six months ended March 31, and June 30, 2008, respectively.

Note 7 – Officer’s Compensation

The Company has an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and a director.  The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company’s sole executive officer.   The executive provides the Company with office space on a month to month basis at no cost.  The accompanying financial statements include $50,000 and $100,000 of officer compensation expense for the three months and six months ended March 31, and June 30, 2008, respectively and also include $280,000 of accrued and unpaid compensation due as of June 30, 2008 and $6,000 of rent expense contributed by the officer as an addition to paid in capital.

Note 8 – Consulting Agreement

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning.  The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock.  The accompanying financial statements include consulting fee expense of $60,000 and $120,000 for the three months and the six months ended March 31, and June 30, 2008, respectively.

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

None.

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

Premiere Publishing Group, Inc.

Date	August 19, 2008	/s/ MICHAEL JACOBSON
Michael Jacobson, President
Principal Executive Officer and Principal Accounting Officer