Form 10-Q
period 2008-09-30
Premiere Publishing Group, Inc.
filed 2008-11-19
CIK 1338929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended September 30, 2008

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                        Commission file number: 000-52047

32.1 * Certification  Pursuant to 18 U.S.C. Section
                     -------------------------------
           (Exact name of small business issuer in its charter)

               Nevada                              11-3746201
               -------                             ----------
     (State or other jurisdiction     (I.R.S. Employer Identification No.)
          of  incorporation
           or organization)

               264 Union Blvd, First Floor, Totowa NJ 0712
               -------------------------------------------
                 (Address of principal executive offices)

                              (973 390 0072)
                        (Issuer's telephone number)

       -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Large accelerated filer                         Accelerated filer

Non-accelerated filer                           Smaller reporting company  x
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

54,246,846 shares outstanding as of September  30, 2008.

                         PREMIERE PUBLISHING GROUP, INC.

                                                                 INDEX


                                                         Page

PART I FINANCIAL INFORMATION                              3
Item   Financial Statements                               3
1.
       Consolidated Balance Sheets                        3
       Condensed Consolidated Statements of Operations    4
       (Unaudited)
       Condensed Consolidated Statements of Cash Flows    5
       (Unaudited)
       Notes to the Condensed Consolidated Financial      6
       Statements (Unaudited)
Item   Management's Discussion and Analysis of            12

2.     Financial Condition and Results of Operations

Item   Quantitative and Qualitative Disclosures About     13

3.     Market Risk

Item   Controls and Procedures                            13

4.

Item   Controls and Procedures                            14
4T.


PART   OTHER INFORMATION                                  14
II
Item   Legal Proceedings                                  14
1.
Item   Risk Factors                                       14
1A.
Item   Unregistered Sales of Equity Securities and Use    14

2.     of Proceeds

Item   Defaults Upon Senior Securities                    14

3.

Item   Submission of matters to a Vote of Security        14
4.     Holders
Item   Other Information                                  14
5.
Item   Exhibits                                           14
6.
       Signatures                                         15



PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
          Consolidated Balance Sheets at September 30, 2008 (Unaudited)
                       and at December 31, 2007 (Audited)

                                                                  September 30,  December 31
                                                                     2008          2007
                                                                  (Unaudited)   (Audited)
                                                                 ---------------------------

                             ASSETS

Current Assets:
   Cash and cash equivalents                                     $      (2,834)$     (2,834)
   Prepaid expenses and other current assets                                 -       40,000
   Debt issue costs (net of amortization of $35,490 and $23,600)        28,395       46,140
                                                                 ---------------------------
Total Current Assets                                                    25,561       83,306

Property & Equipment (net of accumulated depreciation of $62,268
and $55,068)                                                            41,633       48,833

                                                                 ---------------------------
Total Assets                                                     $      67,194 $    132,139
                                                                 ===========================


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                              $   1,071,011 $    889,667
   Accrued expenses                                                          -        6,290
   Acrued officers compensation                                        330,000      180,000
   Secured note and accrued interest payable                           713,207      669,755
   Unsecured notes and accrued interest payable                         74,462       69,446
   Convertible notes and accrued interest payable (net of
discount        of $84,913 and  $138,422)                              769,295      679,289
                                                                 ---------------------------
Total Current Liabilities                                            2,957,975    2,494,447

Commitments and Contingencies                                                -            -

Stockholder's (Deficit)
   Common Stock - $0.001 par value, 75,000,000 shares
authorized,
      54,246,846 shares issued and outstanding                   $      54,247 $     54,247
   Additional Paid-In Capital                                        4,951,161    4,945,161
   Accumulated (Deficit)                                            (7,896,189)  (7,361,716)
                                                                 ---------------------------
Total Stockholders' (Deficit)                                       (2,890,781)  (2,362,308)
                                                                 ---------------------------

Total Liabilities and Shareholder's Deficit                      $      67,194 $    132,139
                                                                 ===========================


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements



                PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
    Condensed Consolidated Statements of Operations and Discounted Operations
                                   (Unaudited)

                                        Three Months Ended           Nine Months Ended
                                       --------------------          -----------------
                                      September     September     September     September
                                         30,           30,           30,           30,
                                        2008          2007          2008          2007
                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                    --------------------------------------------------------
Revenues from Discontinued
Operations
   Advertising, circulation, events
and other                           $           - $      27,952 $           - $     890,180

Operating Expenses
   Production, distribution and
editorial                                       -        40,397             -       386,701
   Selling, general and
administrative                            112,400       809,817       378,254     2,403,715
   Consulting services                          -       165,175             -       810,947
                                    --------------------------------------------------------
Total Operating Expenses                  112,400     1,015,389       378,254     3,601,363
                                    --------------------------------------------------------

Loss From Discounted Operations                        (987,437)                 (2,711,183)
Loss From Operations                     (112,400)                   (378,254)

Other Income (Expense)
   Interest expense and financing
costs                                     (52,073)      (85,564)     (156,219)     (139,475)
Change in value of warrant
and        derivative liabilities               -        56,611             -       535,613
Gain on disposition of subsidiary               -       658,764             -       658,764
Total Other Income (Expense)              (52,073)      629,811      (156,219)    1,054,902
                                    --------------------------------------------------------

Income (Loss) Before Income taxes       (164,473)      (357,626)    (534,473)    (1,656,281)
Provision for Income Taxes                      -             -             -             -
                                    --------------------------------------------------------

Net (Loss) From Discontinued
Operations                                        $    (357,626)              $  (1,656,281)
                                                  ==============              ==============
Net (Loss) From Operations          $    (164,473)              $    (534,473)
                                    ==============              ==============

Net (Loss) Per Common Share         $      (0.003)$      (0.010)$      (0.009)$      (0.040)
                                    ========================================================

Weighted Average Common Shares
Outstanding                            54,246,846    18,572,983    54,246,846    42,098,987
                                    ========================================================


         The accompanying notes are an integral part of these unaudited consolidated financial statements


                PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Nine Months Ended
                                                         ----------------------------------
                                                          September 30,        September 30,
                                                              2008                2007
                                                           (Unaudited)        (Unaudited)
                                                         ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $      (534,473)     $ (1,656,281)
Adjustment to reconcile net income (loss) to net cash
used in operating activities:

   Depreciation and amortization expense                           7,200            49,575
   Gain on disposition of subsidiary                                   -          (658,764)
   Common stock issued for services                                    -           428,038
   Amortization of debt issue costs                               17,745            47,501
   Change in value of warrant and derivative liabilities               -          (535,613)
   Barter revenue                                                      -          (114,077)
   Barter expenses                                                     -           874,125

Changes in assets and liabilities:

   Accounts and barter receivables                                60,000           902,298
   Prepaid expenses and other assets                              40,000          (67,474)
   Accounts payable                                              121,344         (281,493)
   Increase in vendor notes payable                                    -           722,869
   Accrued expenses                                                6,290           (56,699)
   Accrued interest                                              131,894            59,208
   Accrued officer's compensation                                150,000           155,000
   Due to related party                                               -                  -
                                                         ----------------     -------------

Net cash used in operating activities                                  -          (131,787)
                                                         ----------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     -                 -
                                                         ----------------     -------------

Net cash used in investing activities                                  -                 -
                                                         ----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures                       -            20,000
Payment of debt issue costs                                            -            (2,600)
Proceeds from line of credit, net                                      -          (100,000)
Advances from related party, net                                       -                 -
                                                         ----------------     -------------

Net cash provided by financing activities                              -           (82,600)
                                                         ----------------     -------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       -          (214,387)

CASH AND CASH EQUIVALENTS, Beginning of period                    (2,834)          211,553
                                                         ----------------     -------------

CASH AND CASH EQUIVALENTS, End of period                 $        (2,834)     $    (2,834)
                                                         ================     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                            $             -      $          -
                                                         ================     =============
Income taxes paid                                        $             -      $          -
                                                         ================     =============

                                                                 Six Months Ended June 30,
                                                                ----------------------------
                                                                    2008           2007
                                                                -------------- -------------

Supplemental disclosure of cash flow information
Cash paid for:
   Interest                                                      $          -  $          -
   Income Taxes                                                  $          -  $          -

Supplemental disclosure of non-cash investing and
financing activities:
   Rent contributed to capital                                   $      6,000  $          -


         The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

Note 1 - Unaudited Financial Information

Premiere Publishing Group, Inc. ("Premiere") was incorporated in Nevada on March 25, 2005. Premiere and its wholly owned subsidiary Poker Life LLC, ("Poker Life") a New York limited liability company (collectively, the "Company") have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,748,833 and $1,805,079 for the years ended December 31, 2007 and 2006, respectively and as of September 30, 2008 the Company has an accumulated deficit of $7,896,189 and a working capital deficit of $2,932,414. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to repay its substantial indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to, liquidate available assets, restructure the company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007. The net loss for the three month and nine month periods ending September 30, 2007 resulted in a total net loss from discontinued operations of $357,626, $1,656,281, respectively compared to a net loss from continuing operations for the three month and nine month periods ending September 30, 2008 of $164,473 and $534,473, respectively.

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

Note 5 - Capital Stock

Common Stock

As of October 31, 2008 the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

Warrants

A summary of the status of warrants and options granted at September 30, 2008 and September 30, 2007 and changes during the periods then ended is presented below:

                                                For the Three Months   For the Nine months
                                                Ended September 30,    Ended September 30,
                                                        2008                  2008
                                               ---------------------------------------------
                                                 Shares    Weighted     Shares   Weighted
                                                            verage                verage
                                                           Axercise              Axercise
                                                           E Price               E Price
                                               ---------------------------------------------

Outstanding at beginning of period                       -          -          -          -
Granted                                          1,989,990 $      .58  1,989,990 $      .58
Exercised                                                -          -          -          -
Forfeited                                                -          -          -          -
Expired                                                  -          -          -          -
                                               ---------------------------------------------
Outstanding at end of period                     1,989,990 $      .58  1,989,990 $      .58
                                               ---------------------------------------------

Weighted average fair value of warrants
granted during the period                        1,989,990 $     0.18  1,989,990 $      .58
                                               =============================================


The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income. The warrants were determined to have no value at September 30, 2008. Fair value was determined through the use of the Black-Scholes valuation model and the market price and volatility of the Company's shares of common stock as quoted on the OTCBB as of each measurement date. The accompanying financial statements include $170,947 as other expense for the six months ended June 30, 2007 as the change in value of these warrants.

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

Note 6 - Accounts and Notes Payable

Accounts Payable

The Company's consolidated accounts payable at June 30, 2008 is $1,071,011.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007. As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company's assets. The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841. The accompanying financial statements include $30,002 and $90,006 of interest expense for the three months and nine months ended September 30, 2008, respectively, and a total balance due at September 30, 2008 of $713,207.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057. This note was issued to a vendor on August 23, 2007. The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008. The Company has made no payments under this note and the note is in default. The accompanying financial statements include $1,672 and $5,016 of interest expense for the three months and nine months ended September 30, 2008 with a total balance due at June 30, 2008 of $74,462.

Convertible Notes Payable

The Company's convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company's 2005 bridge note financing (the "Bridge Notes"), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the "Divine Notes").

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company's common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share. The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $4,986 and $14,959 of interest expense for the three months and six months ended March 31, and June 30, 2008, respectively with an aggregate balance due at June 30, 2008 of $325,013.

The Divine Notes

The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company's common stock. The convertible notes accrue interest at 6% per annum and are due three years after issuance. The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs. Debt issue costs are being amortized over the term of the notes. The accompanying financial statements include $7,180 and $21,541 of accrued interest expense and $5,915 and $17,745 of debt issue costs amortization for the three months and nine months ended September 30, 2008, respectively with an aggregate balance due at September 30, 2008 of $528,925 (including the unamortized discount of $84,643).

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable. The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company's common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company's common stock for the fifteen (15) trading days immediately preceding the date of conversion. The estimated conversion price at June 30, 2008 is $0.001125 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 737,669,650 shares of common stock. The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued  derivative  liability of $84,643  represents the September 30, 2008 unamortized fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company's convertible notes and is recorded as a debt discount. The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income. The accompanying financial statements include $18,106 and $71,614 of amortization expense for the three months and nine months ended September 30, 2008.

Note 7 - Officer's Compensation

The Company has an employment agreement with its sole executive officer who is the Company's sole employee, executive officer and a director. The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company's financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company's sole executive officer. The executive provides the Company with office space on a month to month basis at no cost. The accompanying financial statements include $50,000 and $150,000 of officer compensation expense for the three months and nine months ended September 30, 2008, respectively and also include $330,000 of accrued and unpaid compensation due as of September 30, 2008 and $6,000 of rent expense contributed by the officer as an addition to paid in capital.

Note 8 - Consulting Agreement

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. ("Totowa"). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning. The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock. The accompanying financial statements include consulting fee expense of $60,000 and $180,000 for the three months and the nine months ended September 30, 2008.

The Consulting Agreement includes a provision for anti-dilution in value, whereby additional shares may be issued to Totowa in the event the trading price of the Company's common stock declines to an amount less than the original issuance value of one-half of one cent ($0.005) per share as measured by the market price at the six month anniversary of the Agreement.

The Investor Rights Agreement, among other things, (i) prohibits Totowa from transferring its shares to anyone other than certain permissible persons for a period of one year from the date of the Agreement, (ii) grants Totowa registration rights in respect of its shares, and (iii) in the event the Company issues additional voting securities at any time during a period of seven years from the date of the Agreement, grants Totowa the right to purchase further securities in number sufficient for Totowa to maintain ownership of 51% of the outstanding voting securities of the Company at a purchase price equal to the price of Totowa's original issuance of one-half cent per share.

Note 9 - Material Subsequent Events and Contingencies

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

Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company's business. Interested parties should also review the Company's reports on Forms 10-KSB, 10-QSB, 10-Q and 8-K and other reports that are periodically filed with or furnished to the Securities and Exchange Commission. The risks affecting the Company's business include, among others: continuation as a going concern; obtaining financing and obtaining such financing on suitable terms; successful compromise or payment of the Company's substantial debt; the Company's continuing compliance with applicable laws and regulations; intellectual property challenges and claims; and success in identifying and acquiring a suitable acquisition or merger company. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

Plan of Operation

Our business is the preparation for publication of specific interest magazines for others and the publication and distribution of our own magazine, titled "Poker Life Magazine." Our business is conducted through our principal operating subsidiary Poker Life LLC, a New York limited liability company. We also published the Trump Magazine under the terms of a license agreement with Donald Trump through our subsidiary Sobe Life LLC ("Sobe"), a Illinois limited liability company. Sobe has ceased operations and is the subject of an involuntary bankruptcy proceeding filed on September 20, 2007. The Company does not intend to oppose the involuntary proceeding and has written off and abandoned its interest in Sobe.

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

Other than as described hereinabove, there has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T.    Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Limitations on the Payments of Dividends

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit   Exhibit
No.
--------------------------------------------------------------------------------
31.1 * Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer

32.1 * Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial & Accounting Officer
--------------------------------------------------------------------------------

      * Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Premiere Publishing Group, Inc.
                                               ---------------------------------


Date November 19, 2008                         /s/ OMAR BARRIENTOS
                                               ---------------------------------
                                               Omar Barrientos, President
                                               Principal Executive Officer and
                                               Principal Accounting Officer