Form 10-K
period 2008-12-31
Premiere Publishing Group, Inc.
filed 2009-04-15
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

Commission File Number: 000-1338929

PREMIERE PUBLISHING GROUP, INC.
(Name of small business issuer in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

264 Union Blvd, First Floor, Totowa NJ 0712
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(973 390 0072)
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of each class)

386 Park Avenue South, 16th Floor, New York, New York 10016
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes [ ]          No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes [ ]          No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [X]   No [  ]

The Issuer’s Revenues for year ended December 31, 2008 were: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2009, was: $27,123.42

Number of shares of the registrant's common stock outstanding as of March 31, 2009 is: 54,246,846 shares.

PREMIERE PUBLISHING GROUP, INC.

INDEX

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;
•	our history of losses, deficits and negative operating cash flows;
•	our limited operating history;
•	industry competition;
•	environmental and government regulation;
•	protection and defense of our intellectual property rights;
•	reliance on, and the ability to attract, key personnel;
•	other factors including those discussed in "Risk Factors" in this annual report on Form 10-K and our incorporated documents

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

In this annual report on Form 10-K the terms "Premiere," "Company," "we," "us" and "our" refer to Premiere Publishing Group, Inc. and its subsidiaries.

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

We have continued to incur significant losses since our inception. During fiscal years 2008 and 2007, we recognized losses of $492,256 and $1,748,833, respectively, and we had an accumulated deficit of $7,853,972 as of December 31, 2008.

We lost our publishing work for the on-line gaming companies due to cessation of their United States based business activities and we were unable to obtain additional financing to support our operations.  In addition, our secured creditor, together with two unsecured creditors, filed a petition with the U.S. Bankruptcy Court for involuntary liquidation of Sobe Life LLC on September 20, 2007, which resulted in the termination our publishing agreement with Mr. Donald Trump.  As a result of these events, we were unable to continue our publishing activities in 2008 and 2007.

Our principal offices are located at 217 264 Union Blvd, First Floor, Totowa NJ 0712.  Our telephone number is (973) 390 0072

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

Our primary objective is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have not engaged in any specific discussions with any potential company regarding a transaction.  In addition, although we have not developed any definitive criteria for evaluating a successful target, we expect to consider, among other factors, the following:

•	growth potential as evidenced by technological superiority, anticipated market expansion or new products or services;
•	the historic financial performance of the target;
•	the quality of the management team, including consultants and advisors;
•	the target’s competitive position relative to other firms of similar size and experience within its industry, a segment thereof, or geographic location;
•	the capital requirements of the target and anticipated availability of required funds for both the short and long term;
•	the results of our financial, business and management due diligence; and
•	the anticipated time and cost to complete a transaction.

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

Employees and Consultants

We have terminated all personnel involved in publishing.  As of December 31, 2008, we have no employees,

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2008 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since we began operations in 2004, we have generated a profit only for the three month periods ended June 30, 2006 and September 30, 2006, and not in any other fiscal quarters or any fiscal year. We incurred net losses of 492,256, $1,748,833 and $1,805,079 for the years ended December 31, 2008, 2007 and 2006, respectively. We can give no assurance that we will be able to operate profitably in the future.

In each of the 5 years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2008 our bank account was overdrawn by $2,834 and we had no other cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

We have less than 5 shareholders who in the aggregate own and control approximately 58% of our outstanding common stock.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 .

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

ITEM 2.     DESCRIPTION OF PROPERTY

A director of the company provides office space in Totowa, New Jersey at no cost.

ITEM 3.     LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “PPBL.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in August 2006, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2008 was $0.007 per share. As of December 31, 2008, there were 168 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low

Fiscal Year 2007

First Quarter	$ .5000	$ .1100

Second Quarter	$ .5000	$ .0300

Third Quarter	$ .0550	$ .0020

Fourth Quarter	$ .0130	$ .0011

Fiscal Year 2008

First Quarter	$ .4300	$ .2000

Second Quarter	$ .5800	$ .5000

Third Quarter	$ .4500	$ .3000

Fourth Quarter	$ .0900	$ .0700

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 308 stockholders of record of our common stock on March 31, 2009.

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

Overview and Recent Transactions

We have continued to incur significant losses since our inception. During fiscal years 2008 and 2007, we recognized losses of $492,256 and $1,748,833, respectively, and we had an accumulated deficit of $7,853,972 as of December 31, 2008.

We have been unable to secure financial, operating or other sources of business. We have also been unable to secure additional funding for our operations. We have terminated all of our publishing personnel, and have only no employee as of December 31, 2008.

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

As more fully described in Part I Item 1 above, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due.  We are in default on our Secured Promissory Note and on our Convertible Notes and we have a working capital deficit of $2,871,044.

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss from discontinued operations for the year ending December 31, 2008 was $492,256.

For the period from May 1, 2004 through December 31, 2008, we have incurred a net loss from discontinued operations of $7,853,972.

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

Liquidity and Capital Resources

Net cash used in operations was $-0- for the year ended December 31, 2008.

Net cash used in investing activities was $-0- for the year ended December 31, 2008.

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

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Item 8B.     Other Information.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a)     Directors and executive officers:

Name	Age	Position
Omar Barrientos	68	President, Principal Executive Officer and Principal Accounting Officer
Christopher Giordano	53	Director
Omar Barrientos	68	Director

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

(f)     Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 264 Union Blvd, First Floor, Totowa NJ 0712.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2007 and 2008 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation		Awards	Payouts	All Other Compensation
Michael Jacobson	2007	$ -0-		None	None	None
President and Director	2008	-0-	(a)	None	None	None

___________________
(a)   We have an Employment Agreement with Mr. Jacobson which provides for the payment of annual compensation of $200,000.  The employment agreement with Mr. Jacobson terminated upon his resignation effective January 1, 2008. For the year ending December 31, 2007 the Company made no payments to Mr. Jacobson; the amount of accrued compensation owed to Mr. Jacobson at December 31, 2008 is $180,000.

No options were granted to any officers or directors as of December 31, 2008.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of March 31, 2009, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 54,246,846 beneficially owned shares outstanding on December 31, 2008. The address of each director and executive officer listed below is c/o Premiere Publishing Group, Inc., 264 Union Blvd, First Floor, Totowa NJ 0712

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Donald Trump (2)	3,625,000	6.68%
Christopher Giordano (3) Director	27,000,000	49.77%
Omar Barrientos (3) Director	28,000,000	51.61%
Totowa Consulting Group, Inc. (3)	28,000,000	51.61%

All officers and directors as a group	31,625,000	58.30%

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

(b)     Parents

Totowa Consulting Group, Inc is the owner of 27,000,000 shares of the Company’s voting common stock which approximates 49.77% of the issued and outstanding voting common stock at December 31, 2008.  On December 14, 2007 we appointed 2 persons to serve as members of our Board of Directors, 1 person is a shareholder of Totowa and the other person is an officer and director of Totowa.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2008 all other such filing requirements applicable to our officers and directors were complied with.

ITEM 13.     EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*
10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.3(i)	Trump License Termination Agreement***
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*

14.1	Code of Ethics****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-QSB filed with the Commission on November 19, 2007 (000-52047)
****	Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the year ended
	2008	2007
Audit Fees	$ 8,000	$8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During  2008,  all  audit and  non-audit  services  performed  by our independent   accountants  were  pre-approved  by  the  Board  of  Directors  in accordance with the foregoing procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PREMIERE PUBLISHING GROUP, INC.

Dated: April 14, 2009	By: /s/ Omar Barrientos
Omar Barrientos
President, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	President, Principal Executive Officer and Principal Accounting Officer	April 14, 2009

By: /s/ Christopher Giordano Christopher Giordano	Director	April 14, 2009

By: /s/ Omar Barrientos	Director	April 14, 2009
Omar Barrientos

Premiere Publishing Group, Inc. and Subsidiaries

I N D E X

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Premiere Publishing Group, Inc.

We have audited the accompanying consolidated balance sheet of Premiere Publishing Group, Inc.   as of December 31, 2008, and the related consolidated statements of discontinued operations, changes in  stockholders’ equity  and cash flows from discontinued operations for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Publishing Group, Inc.   as of December 31, 2008, and the results of its consolidated discontinued operations and cash flows from discontinued operations  for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 7, 2009

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2008

December 31
2008
ASSETS
Current Assets:
Cash overdraft	$(2,834)

Total Current Assets	(2,834)

Debt issuance costs (net of accumulated amortization of $23,660)	22,480

Total Assets	$19,646

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,131,011
Accrued officers compensation	180,000
Secured note and accrued interest payable	727,918
Unsecured notes and accrued interest payable	76,152
Convertible notes and accrued interest payable (net of discount of 113,043)	$753,129

Total Current Liabilities	2,868,210

Commitments and Contingencies	--

Stockholders' Deficit
Common Stock - $0.001 par value, 75,000,000 shares authorized,
54,246,846 shares issued and outstanding	$54,247

Additional Paid-In Capital	4,951,161

Accumulated (Deficit)	(7,853,972)

Total Stockholders' Deficit	(2,848,564)

Total Liabilities and Stockholders' Deficit	$19,646

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Years Ended December 31, 2008 and 2007

	Years Ended December 31
	2008	2007

Revenues
Advertising, circulation, events and other	$--	$890,180
Operating Expenses
Production, distribution and editorial	--	161,616
Selling, general and administrative	72,142	2,690,836
Consulting services	240,000	999,147

Total Operating Expenses	312,142	3,851,599

Income (Loss) From Discontinued Operations	(312,142)	(2,961,419)
Other Income (Expenses)
Interest expense and financing costs	(208,514)	(191,860)

Change in value of warrants and derivative liabilities	28,400	745,682
Gain on disposition of subsidiary	--	658,764

Total Other Income (Expenses) From Discontinued Operations	(180,114)	(1,212,586)

Income (Loss) Before Provision For Income Taxes	(492,256)	(1,748,833)

Provision For Income Taxes	--	--

Net Income (Loss) From Discontinued Operations	$(492,256)	$(1,748,833)

Net (Loss) Per Common Share	$(0.01)	$(0.04)

Weighted Average Common Shares Outstanding	47,881,596	47,881,596

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flow From Discontinued Operations
For the Years Ended December 31, 2008 and 2007

	Years Ended December 31
	2008	2007

Cash Flows from Discontinued Operating Activities

Net (Loss)	$(492,256)	$(1,748,833)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	7,200	25,853
Loss on impairment of equipment	41,633	--
Common stock issued for services	--	388,038
Rent contributed to capital	6,000	--
Amortization of debt issue costs	23,660	20,190
Change in value of warrant and derivative liabilities	25,379	(745,682)
Barter revenue	--	(114,077)
Barter expenses	--	957,721
Gain on disposition of subsidiary	--	(658,764)
Changes in assets and liabilities:
Accounts receivable	--	321,044
Barter receivable	--	581,254
Prepaid expenses and other assets	40,000	(47,474)
Accounts payable	241,344	(151,666)
Vendor notes payable	--	722,869
Accrued compensation officer	--	180,000
Accrued expenses	(6,290)	(56,699)
Accrued interest	113,330	194,839
Deferred revenue	--	--

Net cash used by Discontinued Operating Activities	--	(131,387)

Cash Flows from Investing Activities:
Purchase of property and equipment	--	--
Increase in restricted cash	--	100,000

Net cash used by Investing Activities	--	100,000

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	--	20,000
Payment of debt issue costs	--	(3,000)
Proceeds from exercise of warrants	--	--
Proceeds (payment) to line of credit	--	(100,000)

Net cash from Financing Activities	--	(83,000)

Net (Decrease) Increase in Cash	$-	$(114,387)
Cash at Beginning of Period	(2,834)	111,553

Cash at End of Period	$(2,834)	$(2,834)

The accompanying notes are an integral part of these financial statements

Supplemental Disclosures of Cash Flow Information:

	2008	2007
Cash paid during the periods for:
Interest	$ -0-	$ -0-
Income taxes	$ -0-	$ -0-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

During the year ended December 31, 2008, the Company’s President contributed $6,000 in value of office rent to additional paid in capital.

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

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Statements of Stockholder’s Equity
For the Years Ending December 31, 2008 and 2007

			Additional			Total
	Common Stock		Paid In		Accumulated	Stockholders'
	Shares	Amount	Capital		(Deficit)	(Deficit)

Balance, December 31, 2006	25,051,981	$25,052	$4,543,318		$(5,612,883)	$(1,044,513)

Common stock issued to consultants
for services rendered	1,194,865	1,195	286,843		-0-	288,038

Rent contributed by officer	-0-	-0-	3,000		-0-	3,000

Common stock issued to consultants
for services rendered	28,000,000	28,000	112,000		-0-	140,000

Net (loss) from discontinued	-0-	-0-	-0-		(1,748,833)	(1,748,833)
operations

Balance, December 31, 2007	4,246,846	$54,247	$4,945,161		$(7,361,716)	$(2,362,308)

Rent contributed by officer	-0-	-0-	6,000		-0-	6,000

Net (loss) from discontinued	-0-	-0-	-0-		(492,256)	(492,256)
operations

Balance, December 31, 2008	54,246,846	$54,247	$4,951,161	$	$ 7,853,972)	$(2,848,564)

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $492,256 and $1,748,833 for the years ended December 31, 2008 and 2007, respectively, and as of December 31, 2008 the Company has an accumulated deficit of $7,853,972 and a working capital deficit of $2,871,044.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the year ending December 31, 2008 and the net loss for the year ending December 31, 2008 and the gain on the abandonment of Sobe resulted in a total net loss from discontinued operations of $492,256 and $1,748,833 at December 31, 2008 and 2007.

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

Trade Accounts Receivable

Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Based upon such procedures management has determined that no allowance was required as of December 31, 2008.  At December 31, 2007 the Company wrote off $87,113 of accounts which had not been collected.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2008 and 2007 was $7,200 and $25,853, respectively. At December 31, 2008 the equipment had been abandoned, and the remaining value of $41,633 was impaired.

Capitalized Interest

There was no capitalized interest during 2008 or 2007.

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

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the year ended December 31, 2008 and 2007 was $-0- and $1,023.

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

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $100,000.  At December 31, 2008 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and convertible notes that are convertible into 546,141,187 shares of common stock. For the years ended December 31, 2008 and 2007, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

Note 3 – Sobe Life LLC

Involuntary Bankruptcy

On September 20, 2007 three creditors of Sobe Life LLC (“Sobe”) filed a petition for involuntary bankruptcy with the United States Bankruptcy Court for the Southern District of New York Case No. 07-12963.  Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non-exempt property, if any, of the debtor and distribute the proceeds to the creditors of the debtor.  The Company did not oppose the petition.  As of the date of filing, Sobe had assets of $35,575, current liabilities of $505,890 and was jointly liable with Premiere on an additional $727,186 of current liabilities.  Following the filing of the petition for involuntary bankruptcy, the Company has written off and abandoned its investment in Sobe.  The accompanying financial statements for the year ended December 31, 2007 include $658,764 of gain realized on abandonment.

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

Note 4 – Capital Stock

Common Stock

As of December 31, 2008, the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

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

Note 5 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at December 31, 2008 is $1,131,011.  This balance includes $939,831 and $191,150 of accounts payable owed by Premiere Publishing Group Inc. and Poker Life LLC, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company in the amount of $85,025 for unpaid rent, which amount is included in accounts payable.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  The accompanying financial statements include $58,163 of interest expense for the year ended December 31, 2008, and a balance due at December 31, 2008 of $727,918.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The accompanying financial statements include $6,706 of interest expense for the year ended December 31, 2008, with a balance due at December 31, 2007 of $76,152.

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

The Bridge Notes

The Company’s $250,000 Bridge Notes had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are currently in default, and are included in the accompanying financial statements as current liabilities.  The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share.  The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,220,274 shares of common stock. The accompanying financial statements include $24,979 of interest expense for the year ended December 31, 2007 with an aggregate balance due at December 31, 2007 of $330,047.

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

The Divine Notes are carried at a discount for the value of the derivative liability associated with the beneficial conversion feature in the amount of $113,043 which is amortized as additional interest expense over the three year term of the notes.  The accompanying financial statements include $47,142 of accrued interest and discount expense, and $23,660 of debt issue costs amortization for the year ended December 31, 2008 with an aggregate balance due at December 31, 2008 of $536,125.

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at December 31, 2008 is $0.0045 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the December 31, 2007 conversion price would be approximately 1,066,666,667 shares of common stock.  The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

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

The value determined for the derivative liability at December 31, 2008 was $113,043, computed using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2008.

Note 6 – Officer’s Compensation

The Company has an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and is a director.  The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company’s sole executive officer and to provide the Company with office space on a month to month basis at no cost.  The accompanying financial statements include $200,000 of officer compensation expense for the year ended December 31, 2007, including $180,000 of accrued and unpaid compensation due as of December 31, 2007 and $3,000 of expense and contribution to capital for the value of office space provided. The sole executive officer resigned effective January 1, 2008.

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

Note 8 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2008 and 2007, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,400,000 at December 31, 2008, and will expire in the years 2025 through 2027.

At December 31, 2008, deferred tax assets consisted of the following:

2008
Deferred tax assets

Net operating loss carryforward	$2,937,000

Valuation allowance	(2,937,000)

Net deferred tax asset	$-0-

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