Form 10-Q
period 2009-06-30
Premiere Publishing Group, Inc.
filed 2009-08-19
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

54,246,846 shares outstanding as of August 15, 2009.

PREMIERE PUBLISHING GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Consolidated Balance Sheets at June 30, 2009 (Unaudited)
and at December 31, 2008 (Audited)

	June 30,	December 31
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$(2,834)	$(2,834)
Debt issue costs (net of amortization of $59,150 and $47,320)	10,650	22,480

Total Assets	7,816	19,646

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,251,011	$1,131,011
Acrued officers compensation	180,000	180,000
Secured note and accrued interest payable	757,340	727,918
Unsecured notes and accrued interest payable	79,532	76,152
Convertible notes and accrued interest payable	749,197	753,129

Total Current Liabilities	3,017,080	2,868,210

Commitments and Contingencies	--	--

Stockholder's (Deficit)
Common Stock - $0.001 par value, 75,000,000 shares
authorized,
54,246,846 shares issued and outstanding	$54,247	$54,247
Additional Paid-In Capital	4,951,161	4,945,161
Accumulated (Deficit)	(8,014,672)	(7,853,972)

Total Stockholders' (Deficit)	(3,009,264)	(2,848,564)

Total Liabilities and Shareholder's Deficit	$7,816	$19,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations and Discounted Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues from Discontinued
Operations
Advertising, circulation, events
and other	$--	$--	$--	$--

Operating Expenses
Production, distribution and
editorial	--	--	--	--
Selling, general and
administrative	60,000	155,919	120,000	265,854
Consulting services	--	--	--	--
Total Operating Expenses	60,000	155,919	120,000	265,854

Loss From Operations	(60,000)	(155,919)	(120,000)	(265,854)

Other Income (Expense)
Interest expense and financing
costs	(34,550)	(52,073)	(69,100)	(104,146)
Change in value of warrant and
derivative liabilities	--	--	28,400	--
Total Other Income (Expense)	(34,550)	--	(40,700)	--

Income (Loss) Before Provision for
Income Taxes	(94,500)	(207,992	(160,700)	(370,000)

Provision for Income Taxes	--	--	--	--

Net (Loss) From Operations	$(94,500)	$(207,992)	$(160,700)	(370,000)

Net (Loss) Per Common Share	$(0.002)	$(0.004)	$(0.003)	$(0.007)

Weighted Average Common Shares
Outstanding	54,246,846	54,246,846	54,246,846	54,246,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(160,700)	$(370,000)

Adjustment to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	--	4,800
Common stock issued for services	--	--
Amortization of debt issue costs	11,830	11,830
Change in value of warrant and derivative
liabilities	(28,400)	--
Changes in assets and liabilities:
Prepaid expenses and other assets	--	40,000
Accounts payable	120,000	121,344
Accrued expenses	--	6,290
Accrued interest	57,270	85,736
Accrued officer's compensation	--	100,000

Net cash used in operating activities	--	--

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	--	--
CASH AND CASH EQUIVALENTS, Beginning of period	(2,834)	(2,834)
CASH AND CASH EQUIVALENTS, End of period	$(2,834)	$(2,834)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$--	$--
Income taxes paid	$--	$--

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$--	$--
Income Taxes	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Rent contributed to capital	$6,000	$6,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the six Months Ended June 30, 2009
(Unaudited)

Note 1 - Unaudited Financial Information

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005. Premiere and its wholly owned subsidiary Poker Life LLC, (“Poker Life”) a New York limited liability company (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has a history of net operating losses and as of March 31, 2009 the Company has an accumulated deficit of $8,014,672 and a working capital deficit of $3,009,264. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Capital Stock

Common Stock

As of June 30, 2009 the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

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

Note 6 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at June 30, 2008 is $1,251,011.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007. As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets. The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841. The accompanying financial statements include $29,422 of interest expense for the six months ended June 30, 2009, and a total balance due at June 30, 2009 of $757,340.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $77,842. This note was issued to a vendor on August 23, 2007. The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008. The Company has made no payments under this note and the note is in default. The accompanying financial statements include $3,380 of interest expense for the six months ended June 30, 2009 with a total balance due at June 30, 2008 of $79,532.

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

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share. The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $10,068 of interest expense for the six months ended June 30, 2009, respectively with an aggregate balance due at June 30, 2008 of $340,115.

The Divine Notes

The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock. The convertible notes accrue interest at 6% per annum and are due three years after issuance. The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs. Debt issue costs are being amortized over the term of the notes. The accompanying financial statements include $14,400 of accrued interest expense and $28,400 of debt issue costs amortization for the six months ended June 30, 2009, respectively with an aggregate balance due at June 30, 2009 of $550,525 (with the unamortized discount of $141,433).

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable. The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion. The estimated conversion price at June 30, 2009 is $0.001125 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 737,669,650 shares of common stock. The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued derivative liability of $141,433 represents the June 30, 2009 unamortized fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount. The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income. The accompanying financial statements include $28,400 of amortization expense for the six months ended June 30, 2009.

Note 7 – Officer’s Compensation

The Company had an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and a director. The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources were not sufficient to permit the payment of this compensation and the officer has terminated service as the Company’s sole executive officer. The accompanying financial statements include -0- and $100,000 of officer compensation expense for the six months ended June 30, 2009, and 2008 and also include $180,000 of accrued and unpaid compensation due as of June 30, 2009.

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning. The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock. The accompanying financial statements include consulting fee expense of $120,000 for the six onths ended June 30, 2009.

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

In order to resume publication and provide for future business, the Company requires additional financing. In addition, the Company will have to provide for the payment of its substantial debt which as of June 30, 2009 totals $3,017,080 of current liabilities.

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

Premiere Publishing Group, Inc.

Date August 19, 2009	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer