Form 10-K
period 2009-12-31
Premiere Publishing Group, Inc.
filed 2010-04-15
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [X]   No [  ]

The Issuer’s Revenues for year ended December 31, 2009 were: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2010, was: $27,666.

Number of shares of the registrant's common stock outstanding as of March 31, 2010 is: 54,246,846 shares.

PREMIERE PUBLISHING GROUP, INC.

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

We have continued to incur significant losses since our inception. During fiscal years 2009 and 2008, we recognized losses of $344,434 and $492,256, respectively, and we had an accumulated deficit of $8,198,406 as of December 31, 2009.

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

Our principal offices are located at 217 264 Union Blvd, First Floor, Totowa NJ 0712.  Our telephone number is (973) 390 0072.

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

Employees and Consultants

We have terminated all personnel involved in publishing.  As of December 31, 2009, we have no employees.

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2009 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since we began operations in 2004, we have generated a profit only for the three month periods ended June 30, 2006 and September 30, 2006, and not in any other fiscal quarters or any fiscal year. We incurred net losses of $344,434, 492,256, and  $1,748,833 for the years ended December 31, 2009, 2008 and 2007, respectively. We can give no assurance that we will be able to operate profitably in the future.

In each of the 5 years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2009 our bank account was overdrawn by $2,834 and we had no other cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us, such that the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending December 31, 2008 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2010.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

	High	Low

Fiscal Year 2008

First Quarter	$.4300	$.2000

Second Quarter	$.5800	$.5000

Third Quarter	$.4500	$.3000

Fourth Quarter	$.0900	$.0700

Fiscal Year 2009

First Quarter	$.0005	$.0005

Second Quarter	$.0005	$.0005

Third Quarter	$.0005	$.0005

Fourth Quarter	$.0005	$.0005

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 308 stockholders of record of our common stock on March 31, 2010.

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

Overview and Recent Transactions

We have continued to incur significant losses since our inception. During fiscal years 2009 and 2008, we recognized losses of $344,434 and $492,256, respectively, and we had an accumulated deficit of $8,198,406 as of December 31, 2009.

We have been unable to secure financial, operating or other sources of business. We have also been unable to secure additional funding for our operations. We have terminated all of our publishing personnel, and have only no employee as of December 31, 2009.

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

As more fully described in Part I Item 1 above, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due.  We are in default on our Secured Promissory Note and on our Convertible Notes and we have a working capital deficit of $3,186,998.

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss from discontinued operations for the year ending December 31, 2009 was $344,434.

For the period from May 1, 2004 through December 31, 2008, we have incurred a net loss from discontinued operations of $8,198,996.

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

Liquidity and Capital Resources

Net cash used in operations was $-0- for the year ended December 31, 2009.

Net cash used in investing activities was $-0- for the year ended December 31, 2009.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2009 all other such filing requirements applicable to our officers and directors were complied with.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2009 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation		Awards	Payouts	All Other Compensation
Michael Jacobson	2008	$ -0-		None	None	None
President and Director	2009	-0-	(a)	None	None	None
___________________
(a)   We have an Employment Agreement with Mr. Jacobson which provides for the payment of annual compensation of $200,000.  The employment agreement with Mr. Jacobson terminated upon his resignation effective January 1, 2008. For the year ending December 31, 2009 the Company made no payments to Mr. Jacobson; the amount of accrued compensation owed to Mr. Jacobson at December 31, 2009 is $180,000.

No options were granted to any officers or directors as of December 31, 2009.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of March 31, 2009, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 54,246,846 beneficially owned shares outstanding on December 31, 2008 . The address of each director and executive officer listed below is c/o Premiere Publishing Group, Inc., 264 Union Blvd, First Floor, Totowa NJ 0712

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

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*
10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.3(i)	Trump License Termination Agreement***
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*

14.1	Code of Ethics****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-QSB filed with the Commission on November 19, 2007 (000-52047)
****	Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the year ended
	2009	2008
Audit Fees	$8,000	$8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During  2009,  all  audit and  non-audit  services  performed  by our independent   accountants  were  pre-approved  by  the  Board  of  Directors  in accordance with the foregoing procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PREMIERE PUBLISHING GROUP, INC.

Dated: April 15, 2010	By: /s/ Omar Barrientos

Omar Barrientos

President, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	President, Principal Executive Officer and Principal Accounting Officer	April 15, 2010

By: /s/ Christopher Giordano Christopher Giordano	Director	April 15, 2010

By: /s/ Omar Barrientos	Director	April 15, 2010
Omar Barrientos

Premiere Publishing Group, Inc. and Subsidiaries

I N D E X

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Premiere Publishing Group, Inc.

We have audited the accompanying consolidated balance sheet of Premiere Publishing Group, Inc.   as of December 31, 2009 and 2008, and the related consolidated statements of discontinued operations, changes in  stockholders’ equity  and cash flows from discontinued operations for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Publishing Group, Inc.   as of December 31, 2009 and 2008 and the results of its consolidated discontinued operations and cash flows from discontinued operations  for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
April 15, 2010

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31	December 31
	2009	2008
ASSETS
Current Assets:
Cash overdraft	$(2,834)	$(2,834)

Total Current Assets	(2,834)	(2,834)

Debt issuance costs (net of accumulated amortization of $23,660)	--	22,480

Total Assets	$(2,834)	$19,646

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,131,011	$1,131,011
Accrued compensation	420,000	180,000
Secured note and accrued interest payable	786,762	727,918
Unsecured notes and accrued interest payable	82,912	76,152
Convertible notes and accrued interest payable (net of discount of 113,043)	764,199	$753,129

Total Current Liabilities	3,184,164	2,868,210

Commitments and Contingencies

Stockholders' Deficit
Common Stock - $0.001 par value, 75,000,000 shares authorized,
54,246,846 shares issued and outstanding	54,247	$54,247

Additional Paid-In Capital	4,957,161	4,951,161

Accumulated (Deficit)	(8,198,406)	(7,853,972)

Total Stockholders' Deficit	(3,186,998)	(2,848,564)

Total Liabilities and Stockholders' Deficit	$(2,834)	$19,646

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008

Revenues
Advertising, circulation, events and other	$--	$--
Operating Expenses
Production, distribution and editorial	--	--
Selling, general and administrative	6,000	72,142
Consulting services	240,000	240,000

Total Operating Expenses	246,000	312,142

Income (Loss) From Discontinued Operations	(246,000)	(312,142)
Other Income (Expenses)
Interest expense and financing costs	(98,434)	(208,514)

Change in value of warrants and derivative liabilities	--	28,400
Gain on disposition of subsidiary	--	--

Total Other Income (Expenses) From Discontinued Operations	(98,434)	(180,114)

Income (Loss) Before Provision For Income Taxes	(344,434)	(492,256)

Provision For Income Taxes	--	--

Net Income (Loss) From Discontinued Operations	$(344,434)	$(492,256)

Net (Loss) Per Common Share	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	47,881,596	47,881,596

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flow From Discontinued Operations
For the Years Ended December 31, 2009 and 2008

	Years Ended December 31
	2009	2008

Cash Flows from Discontinued Operating Activities

Net (Loss)	$(344,434)	$(492,256)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	--	7,200
Loss on impairment of equipment	--	41,633
Common stock issued for services	--	--
Rent contributed to capital	6,000	6,000
Amortization of debt issue costs	22,480	23,660
Change in value of warrant and derivative liabilities		25,379
Barter revenue	--	--
Barter expenses	--	--
Gain on disposition of subsidiary	--	--
Changes in assets and liabilities:
Accounts receivable	--	--
Barter receivable	--	--
Prepaid expenses and other assets	--	40,000
Accounts payable	--	241,344
Vendor notes payable	--	--
Accrued compensation	240,000	--
Accrued expenses	--	(6,290)
Accrued interest	75,954	113,330
Deferred revenue	--	--

Net cash used by Discontinued Operating Activities	--	--

Cash Flows from Investing Activities:
Purchase of property and equipment	--	--
Increase in restricted cash	--	--

Net cash used by Investing Activities	--	--

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	--	--
Payment of debt issue costs	--	--
Proceeds from exercise of warrants	--	--
Proceeds (payment) to line of credit	--	--

Net cash from Financing Activities	--	--

Net (Decrease) Increase in Cash	$--	$--
Cash at Beginning of Period	(2,834)	(2,834)

Cash at End of Period	$(2,834)	$(2,834)

The accompanying notes are an integral part of these financial statements

Supplemental Disclosures of Cash Flow Information:

	2008	2007
Cash paid during the periods for:
Interest	$-0-	$ -0-
Income taxes	$-0-	$ -0-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2009:

During the year ended December 31, 2009, the Company’s President contributed $6,000 in value of office rent to additional paid in capital.

For the year ended December 31, 2008:

During the year ended December 31, 2008, the Company’s President contributed $6,000 in value of office rent to additional paid in capital.

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Statements of Stockholder’s Equity
For the Years Ending December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2007	54,246,846	$54,247	$4,945,161	$(7,361,716)	$(2,362,308)

Rent contributed by officer	-0-	-0-	6,000	-0-	6,000

Net (loss) from discontinued
operations	-0-	-0-	-0-	(492,256)	(492,256)

Balance, December 31, 2007	54,246,846	$54,247	$4,951,161	$(7,853,972)	$(2,848,564)

Rent contributed by officer	-0-	-0-	6,000	-0-	6,000

Net (loss) from discontinued	-0-	-0-	-0-	(344,434)	(344,434)
operations

Balance, December 31, 2008	54,246,846	$54,247	$4,957,161	$(8,198,406)	$(3,186,998)

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $344,434 and $492,256 for the years ended December 31, 2009 and 2008, respectively, and as of December 31, 2008 the Company has an accumulated deficit of $8,198,406 and a working capital deficit of $3,186,998.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the year ending December 31, 2009and the net loss for the year ending December 31, 2008 resulted in a total net loss from discontinued operations of $344,434 and $492,256 at December 31, 2009and 2008.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2009 and 2008 was $-0- and $7,200, respectively. At December 31, 2009 the equipment had been abandoned, and the remaining value of $41,633 was impaired during December 31, 2008.

Capitalized Interest

There was no capitalized interest during 2009 or 2008.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the years ended December 31, 2009 or 2008.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the year ended December 31, 2009 and 2008 was $-0- and $-0-.

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

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•
FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•
FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $250,000.  At December 31, 2009 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and convertible notes that are convertible into 546,141,187 shares of common stock. For the years ended December 31, 2009 and 2008, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

Note 3 – Sobe Life LLC

Involuntary Bankruptcy

On September 20, 2007 three creditors of Sobe Life LLC (“Sobe”) filed a petition for involuntary bankruptcy with the United States Bankruptcy Court for the Southern District of New York Case No. 07-12963.  Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non-exempt property, if any, of the debtor and distribute the proceeds to the creditors of the debtor.  The Company did not oppose the petition.  As of the date of filing, Sobe had assets of $35,575, current liabilities of $505,890 and was jointly liable with Premiere on an additional $727,186 of current liabilities.  Following the filing of the petition for involuntary bankruptcy, the Company has written off and abandoned its investment in Sobe.  The financial statements for the year ended December 31, 2007 include $658,764 of gain realized on abandonment.

Termination of Trump Licensing Agreement

Sobe was the publisher of the “Trump Magazine,” of which it ceased publication following the winter edition.  On August 31, 2007 Trump World Publications, LLC and Mr. Donald Trump (“Trump”) terminated their publishing and licensee agreements with Sobe.   On the date of termination, Sobe owed Trump $270,000 of unpaid license fees.

Note 4 – Capital Stock

Common Stock

As of December 31, 2009, the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of December 31, 2009 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2008	1,989,990	$0.58	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2009	1,989,990	$0.58	$0

The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  The value determined for these warrants at December 31, 2006 was $535,613.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2007, the value of these warrants at December 31, 2007 is determined to be zero.  The financial statements included $535,613 as other income for the year ended December 31, 2007 as the change in value of these warrants.

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

The Bridge Notes

The Company’s $250,000 Bridge Notes had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are currently in default, and are included in the accompanying financial statements as current liabilities.  The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share.  The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,220,274 shares of common stock

The Divine Notes

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

Note 6 – Officer’s Compensation

The Company has an employment agreement with its sole executive officer who is the Company’s sole employee, executive officer and is a director.  The agreement provides for the payment of annual compensation in the amount of $200,000 and other benefits. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officer has agreed to continue to serve as the Company’s sole executive officer and to provide the Company with office space on a month to month basis at no cost.  The accompanying financial statements include $180,000 of accrued and unpaid compensation due as of December 31, 2009 and $6,000 of expense and contribution to capital for the value of office space provided. The sole executive officer resigned effective January 1, 2008.

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

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $240,000 of consulting fee expense for the year ended December 31, 2009.

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

Note 8 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2008 and 2007, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,000,000 at December 31, 2008, and will expire in the years 2025 through 2027.

At December 31, 2009, deferred tax assets consisted of the following:

2009
Deferred tax assets

Net operating loss carryforward	$2,800,000

Valuation allowance	(2,800,000)

Net deferred tax asset	$-0-

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