Form 10-Q
period 2010-03-31
Premiere Publishing Group, Inc.
filed 2010-05-24
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

54,246,846 shares outstanding as of May 23, 2010.

PREMIERE PUBLISHING GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Consolidated Balance Sheets at March 31, 2010 (Unaudited)
and at December 31, 2009 (Audited)

	March 31	December 31
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Total Current Assets	--	--

Total Assets	$--	$--

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$2,834	$2,834
Accounts payable	1,131,011	1,131,011
Acrued officers compensation	480,000	420,000
Secured note and accrued interest payable	801,473	786,762
Unsecured notes and accrued interest payable	83,702	82,192
Convertible notes and accrued interest payable
(net of discount of $141,433 and 138,422)	776,967	764,199
Total Current Liabilities	3,275,987	3,186,998

Commitments and Contingencies	--	--

Stockholders' Deficit

Common Stock - $0.001 par value, 75,000,000 shares authorized,
54,246,846 shares issued and outstanding	$54,247	$54,247
Additional Paid-In Capital	4,957,161	4,957,161
Accumulated (Deficit)	(8,287,395)	(8,198,406)
Total Stockholders' Deficit	(3,275,987)	(3,186,998)

Total Liabilities and Stockholders' Deficit	$--	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations and Discounted Operations
(Unaudited)

	Three Months Ended March 31
	2010	2009

Revenues from Discontinued Operations
Advertising, circulation, events and other	$-	$-

Operating Expenses
Selling, general and administrative	60,000	65,915
Total Operating Expenses	60,000	65,915

Loss From Operations from Operations	(60,000)	(65,915)

Other Income (Expenses)
Interest income, expense and financing costs	(28,989)	28,635
Change in value of warrants and derivative liabilities	--	(28,400)
Total Other Income (Expenses ) from Discontinued Operations	(28,989)	235

Income (Loss) Before Provision For Income Taxes	(88,989)	(66,150)

Provision For Income Taxes	--	--

Net (Loss) from Operations	$(88,989)	$(66,150)

Net (Loss) Per Common Share	$(0.001)	$(0.001)

Weighted Average Common Shares Outstanding	54,246,846	54,246,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2010	2009

Cash Flows from Operating Activities

Net (Loss)	$(88,989)	$(66,150)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	--	--
Amortization of debt issue costs	3,011	5,915
Change in value of warrant and derivative liabilities		(28,400	)-
Changes in assets and liabilities:
Prepaid expenses and other assets	--	--
Accounts payable	60,000	60,000
Accrued expenses	--
Accrued officers compensation	--
Accrued interest	25,978	28,635

Net cash used by Operating Activities	--	--

Net (Decrease) Increase in Cash	$-	$--
Cash at Beginning of Period	--	--
Cash at End of Period	$--	$--

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the three Months Ended March 31, 2010
(Unaudited)

Note 1 - Unaudited Financial Information

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005. Premiere and its wholly owned subsidiary Poker Life LLC, (“Poker Life”) a New York limited liability company (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $344,434 and $492,256 for the years ended December 31, 2009 and 2008, respectively and as of March 31, 2010 the Company has an accumulated deficit of $8,287,395 and a working capital deficit of $3,275,987 Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Capital Stock

Common Stock

As of March 31, 2010 the Company has 54,246,846 shares of its $0.001 par value common stock issued and outstanding.

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

Note 6 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at March 31, 2010 is $1,131,011.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007. As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets. The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841. The accompanying financial statements include $14,711 of interest expense for the three months ended March 31, 2010, and a total balance due at March 31, 2010 of $801,473.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $77,842. This note was issued to a vendor on August 23, 2007. The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008. The Company has made no payments under this note and the note is in default. The accompanying financial statements include $1,510 of interest expense for the three months ended March 31, 2010 with a total balance due at March 31, 2010 of $84,602.

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

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share. The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $5,034 of interest expense for the three months ended March 31, 2010, respectively with an aggregate balance due at March 31, 2010 of $355,217.

The Divine Notes

The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock. The convertible notes accrue interest at 6% per annum and are due three years after issuance. The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs. Debt issue costs are being amortized over the term of the notes. The accompanying financial statements include $7,200 of accrued interest expense for the three months ended March 31, 2010, respectively with an aggregate balance due at March 31, 2010 of $521,782 (with the unamortized discount of $110,032).

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable. The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion. The estimated conversion price at March 31, 2010 is $0.001125 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 737,669,650 shares of common stock. The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued derivative liability of $110,032 represents the March 31, 2010 unamortized fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount. The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.

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

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning. The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock. The accompanying financial statements include consulting fee expense of $60,000 for the three months ended March 31, 2010.

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

In order to resume publication and provide for future business, the Company requires additional financing. In addition, the Company will have to provide for the payment of its substantial debt which as of March 31, 2010 totals $3,275,987 of current liabilities.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Premiere Publishing Group, Inc.  is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Publishing Group, Inc.

Dated: May 24, 2010	By:	/s/ Omar Barrientos
Omar Barrientos
President, Chief Executive Officer and Director