Form 10-Q/A
period 2010-06-30
Premiere Publishing Group, Inc.
filed 2010-08-27
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

73,128,139 shares outstanding as of June 18, 2010.

PREMIERE PUBLISHING GROUP, INC.

PART I – FINANCIAL INFORMATION

 Item 1.     Financial Statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Consolidated Balance Sheets at June 30, 2010 (Unaudited)
and at December 31, 2009 (Audited)

	June 30,	December 31
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Total Current Assets	--	--

Total Assets	$--	$--

LIABILITIES &STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$2,834	$2,834
Accounts payable	1,131,011	1,131,011
Acrued officers compensation	540,000	420,000
Secured note and accrued interest payable	816,184	786,762
Unsecured notes and accrued interest payable	85,212	82,192
Convertible notes and accrued interest payable
(net of discount of $107,021 and 110,032)	789,735	764,199
Total Current Liabilities	3,364,976	3,186,998

Commitments and Contingencies	--	--

Stockholders'Deficit

Common Stock - $0.001 par value, 100,000,000 shares authorized,
78,493,132 shares issued and outstanding	$78,493	$54,247
Additional Paid-In Capital	4,957,915	4,957,161
Accumulated (Deficit)	(8,401,384	(8,198,406
Total Stockholders'Deficit	(3,364,976	(3,186,998

Total Liabilities and Stockholders'Deficit	$--	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations and Discounted Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from Discontinued Operations
Advertising, circulation, events and other	$-	$-	$-	$-

Operating Expenses
Production, distribution and editorial	-	-	-	-
Selling, general and administrative	85,000	60,000	145,000	120,000
Consulting services	-	-	-	-
Total Operating Expenses	85,000	60,000	145,000	120,000
Loss From Operations	(85,000	(60,000)	(145,000)	(120,000)

Other Income (Expense)
Interest expense and financing costs	(28,989,	(34,550	(57,978)	(69,100
Change in value of warrant and derivative liabilities	-	-	--	28,400
Total Other Income (Expense)	(28,989)	(34,550)	(57,978)	(40,700)

Income (Loss) Before Provision for Income Taxes	(113,989)	(94,500	(202,978)	(160,700
Provision for Income Taxes	-	-	-	-

Net (Loss) From Operations	$(113,989)	$(94,500)	$(202,978)	(160,700)

Net (Loss) Per Common Share	$(0.002)	$(0.002	$(0.003)	$(0.003

Weighted Average Common Shares Outstanding	62,455,600	54,246,846	58,287,886	54,246,846

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Uaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(202,978)	$(160,700)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	-	--
Common stock issued for expenses	25,000	-
Amortization of debt issue costs	--	11,830
Change in value of warrant and derivative liabilities	--	(28,400)
Changes in assets and liabilities:
Accounts payable	120,000	120,000
Accrued expenses	-	--
Accrued interest	57,978	57,270
Net cash used in operating activities	-	-
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS, Beginning of period		--
CASH AND CASH EQUIVALENTS, End of period	$	$--
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Rent contributed to capital	$--	$6,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the six Months Ended June 30, 2010
(Unaudited)

Note 1 - Unaudited Financial Information

 Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005. Premiere and its wholly owned subsidiary Poker Life LLC, (“Poker Life”) a New York limited liability company (collectively, the “Company”) have limited operations.

Going Concern

 The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $202,978 and $160,700 for the six months ended June 30, 2010 and 2009, respectively and as of March 31, 2010 the Company has an accumulated deficit of $8,401,384 and a working capital deficit of $3,364,976 Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our primary objective is to identify a suitable operating company with a view to achieving long-term growth. As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.     As of the date of this report, we have engaged in general discussions with several companies  regarding a transaction and will continue to do so for the foreseeable future.

Note 5 – Capital Stock

Common Stock

During the quarter ended June 30, 2010, the Company issued 24,246,286 shares of common stock in exchange for payment of expenses in the amount of $25,000.

 As of June 30th, 2010 the Company has 73,128,139 shares of its $0.001 par value common stock issued and outstanding

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

 Note 6 – Accounts and Notes Payable

Accounts Payable

 The Company’s consolidated accounts payable at June 30, 2010 is $1,131,011.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007. As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets. The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841. The accompanying financial statements include $14,711 of interest expense for the three months ended March 31, 2010, and a total balance due at March 31, 2010 of $801,473. R.R. Donnelly is no longer the holder of this Note, which was sold to one of the Company's Directors in March of 2008.

Unsecured Notes Payable

 The Company has an unsecured note payable in the principal amount of $77,842. This note was issued to a vendor on August 23, 2007. The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008. The Company has made no payments under this note and the note is in default. The accompanying financial statements include $3,020 of interest expense for the six months ended June 30, 2010 with a total balance due at June 30, 2010 of $85,212.

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

 The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share. The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $10,068 of interest expense for the six months ended June 30, 2010, respectively with an aggregate balance due at June 30, 2010 of $360,251.

The Divine Notes

 The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock. The convertible notes accrue interest at 6% per annum and are due three years after issuance. The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs. Debt issue costs are being amortized over the term of the notes. The accompanying financial statements include $14,400 of accrued interest expense for the six months ended June 30, 2010, respectively with an aggregate balance due at March 31, 2010 of $562,954 (with the unamortized discount of $107,021).

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable. The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

 The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion. The estimated conversion price at June 30, 2010 is $0.001125 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 737,669,650 shares of common stock. The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

 Accrued Derivative Liability

 The accrued derivative liability of $107,021 represents the June 30, 2010 unamortized fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount. The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.

Note 7 – Officer’s Compensation

The Company is not party to any employment agreements  or at will contracts and there are no accruals of salary being taken by Mr. Barrientos.

 On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning. The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock. The accompanying financial statements include consulting fee expense of $120,000 for the six months ended June 30, 2010. The Totowa Agreement expired in March of 2009.

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

 Note 9 – Material Subsequent Events and Contingencies

The Secured Note which was given to RR Donnelly in lieu of its claim against the company was purchased by Birchwood Capital Advisors Group, Inc., in March of 2008. “Birchwood” is controlled by Mr. Chris H Giordano one of the company's directors in a private transaction.

The Totowa Agreement expired on August 7th 2009 and all rights under the agreement have been terminated.

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

Plan of Operation

Our business was the preparation for publication of specific interest magazines for others and the publication and distribution of our own magazine, titled "Poker Life Magazine." Our business was conducted through our principal operating subsidiary Poker Life LLC, a New York limited liability company. We also published the Trump Magazine under the terms of a license agreement with Donald Trump through our subsidiary Sobe Life LLC ("Sobe"), a Illinois limited liability company. Sobe has ceased operations and is the subject of an involuntary bankruptcy proceeding filed on September 20, 2007 which has been terminated.

We have temporarily suspended publication of Poker Life Magazine and presently are earning no revenue. Before resuming publication we require additional financing and arrangements for the settlement of our debts. We have made significant progress in our negotiations with our Senior Creditors for the settlement of the amounts owed them. Such negotiations are continuing and we are unable to predict the outcome of these negotiations with them and our trade creditors.

Our current funds are less than necessary for the continued operation of our business and are not sufficient to permit us to continue publishing. Our present operations depend upon the continued support of our shareholders and Director, Mr. Chris Giordano and our continuation as a going concern is dependent upon continued financial support from these parties.

In order to resume publication and provide for future business, the Company requires additional financing. In addition, the Company will have to provide for the payment of its substantial debt which as of June 30, 2010 totals $3,364,976 of current liabilities. The company is  in substantial negotiations with its creditors in order to settle their outstanding claims.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our former management, including our  principal Executive Officer and our principal  accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our principal Executive Officer and our principal accounting  Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

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

Item 6. Exhibits

Exhibit Exhibit

No.

31.1 * Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer

32.1 * Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to ection 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial & Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premiere Publishing Group, Inc.

Date August 23, 2010	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer