Form 10-Q
period 2010-09-30
Premiere Publishing Group, Inc.
filed 2010-11-22
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

78,493,132 shares outstanding as of November 19, 2010.

PREMIERE PUBLISHING GROUP, INC.

PART I – FINANCIAL INFORMATION

  Item 1.     Financial Statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Consolidated Balance Sheets at September 30, 2010 (Unaudited)
and at December 31, 2009 (Audited)

	September 30,	December 31
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES &STOCKHOLDERS'EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$2,834	$2,834
Accounts payable	1,131,011	1,131,011
Accrued officers compensation	600,000	420,000
Secured note and accrued interest payable	830,895	786,762
Unsecured notes and accrued interest payable	86,722	82,192
Convertible notes and accrued interest payable	1,140,124	764,199

Total Current Liabilities	3,791,586	3,186,998

Commitments and Contingencies	-	-

Stockholder' Deficit

Common Stock - $0.001 par value, 100,000,000 shares authorized,
78,493,132 shares issued and outstanding	$78,493	$54,247
Additional Paid-In Capital	4,957,915	4,957,161
Accumulated (Deficit)	(8,827,994)	(8,198,406
Total Stockholder 'Deficit	(3,791,586)	(3,186,998

Total Liabilities and Stockholder' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations and Discounted Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from Discontinued Operations
Advertising, circulation, events and other	$-	$-	$-	$-

Operating Expenses
Production, distribution and editorial	-	-	-	-
Selling, general and administrative	60,000	60,000	205,000	180,000
Consulting services	-	-	-	-
Total Operating Expenses	60,000	60,000	205,000	180,000
Loss From Operations	(60,000	(60,000)	(205,000)	(180,000)

Other Income (Expense)
Interest expense and financing costs	(366,610),	(34,550	(424,588)	(103,650
Change in value of warrant and derivative liabilities	-	-	-	28,400
Total Other Income (Expense)	(366,610))	(34,550)	(424,588)	(75,250)

Income (Loss) Before Provision for Income Taxes	(426,610)	(94,500	(629,588)	(255,250)
Provision for Income Taxes	-	-	-	-

Net (Loss) From Operations	$(426,610)	$(94,500)	$(629,588)	(255,250)

Net (Loss) Per Common Share	$(0.005)	$(0.002	$(0.009)	$(0.003

Weighted Average Common Shares Outstanding	78,493,132	54,246,846	70,411,037	54,246,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Uaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(629,588)	$(255,250)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	-	-
Common stock issued for expenses	25,000	-
Amortization of debt issue costs	--	17,745
Change in value of warrant and derivative liabilities	302,521	(28,400)
Changes in assets and liabilities:
Accounts payable	180,000	180,000
Accrued expenses	-	-
Accrued interest	122,067	85,905
Net cash used in operating activities	-	-
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS, Beginning of period	(2,834)	(2,834)
CASH AND CASH EQUIVALENTS, End of period	$(2,834)	$(2,834)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Rent contributed to capital	$-	$6,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

Note 1 - Unaudited Financial Information

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005. Premiere and its wholly owned subsidiary Poker Life LLC, (“Poker Life”) a New York limited liability company (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $629,588 and $255,250  for the nine months ended September 30, 2010 and 2009, respectively and as of September 30, 2010 the Company has an accumulated deficit of $8,827,994 and a working capital deficit of $3,791,586.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30th, 2010 the Company has 78,493,132 shares of its $0.001 par value common stock issued and outstanding

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

Note 6 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at June 30, 2010 is $1,131,011.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007. As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577 and granted Donnelly a first lien security interest in all of the Company’s assets. The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841. The accompanying financial statements include $44,133 of interest expense for the nine months ended September 30, 2010, and a total balance due at September 30, 2010 of $830,895. R.R. Donnelly is no longer the holder of this Note, which was sold to one of the Company's Directors in March of 2008.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $77,842. This note was issued to a vendor on August 23, 2007. The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008. The Company has made no payments under this note and the note is in default. The accompanying financial statements include $4,530 of interest expense for the nine months ended September 30, 2010 with a total balance due at September 30, 2010 of $86,722.

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

The Bridge Notes

The Company has $250,000 of principal amount of 8% convertible promissory Bridge Notes with an original maturity date of October, 2005. The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share. The estimated number of shares potentially issuable upon an election to convert all of the Bridge Notes would be approximately 1,100,000 shares of common stock. The accompanying financial statements include $30,204 of interest expense for the nine months ended September 30, 2010, respectively with an aggregate balance due at September 30, 2010 of $370,319.

The Divine Notes

 The Company has $480,000 of principal amount of 6% convertible promissory Divine Notes with an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock. The convertible notes accrue interest at 6% per annum and are due three years after issuance. The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs. Debt issue costs are being amortized over the term of the notes. The accompanying financial statements include $43,200 of accrued interest expense for the ninemonths ended September 30, 2010, respectively with an aggregate balance due at March 31, 2010 of $769,805, including the derivative liability of $192,451.

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable. The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion. The estimated conversion price at September 30, 2010 is $0.0075 per share and the estimated number of shares potentially issuable upon an election to convert all of the Divine Notes would be approximately 76,980,533 shares of common stock. The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Accrued Derivative Liability

The accrued derivative liability of $192,451 represents the September 30, 2010 unamortized fair value of the liability associated with the beneficial conversion feature associated with the conversion provision of the Company’s convertible notes and is recorded as a debt discount. The fair value of the beneficial conversion feature is measured at each reporting period with changes in fair value recognized in net income.

Note 7 – Officer’s Compensation

The Company is not party to any employment agreements  or at will contracts and there are no accruals of salary being taken by Mr. Barrientos.

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning. The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock. The accompanying financial statements include consulting fee expense of $180,000 for the nine months ended September 30, 2010.

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

The Totowa Agreement expired on August 7, 2009 and all rights under the agreement have been terminated.

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

In order to resume publication and provide for future business, the Company requires additional financing. In addition, the Company will have to provide for the payment of its substantial debt which as of September 30, 2010 totals $3,791,586 of current liabilities. The company is  in substantial negotiations with its creditors in order to settle their outstanding claims.

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

Premiere Publishing Group, Inc.

Date November 22, 2010	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer