Form 10-K
period 2010-12-31
Premiere Publishing Group, Inc.
filed 2011-04-18
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]   No [X ]

The Issuer’s Revenues for year ended December 31, 2010 were: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2010, was: $2,233,180

Number of shares of the registrant's common stock outstanding as of March 31, 2010 is: 98,128,139 shares.

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

We have continued to incur significant losses since our inception. During fiscal years 2009 and 2008, we recognized losses of $344,434 and $492,256, respectively, and we had an accumulated deficit of $8,639,491 as of December 31, 2009.

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

Our principal offices are located at 217 264 Union Blvd, First Floor, Totowa NJ 0712.  Our telephone number is (973) 390 0072.

 Current Business Plan

 We have ceased all publishing operations, and our operations consist solely of attempting to preserve our status as a public company, seek to compromise our debt and identify a business combination with an operating company.  In conjunction with this effort we are utilizing the expertise of our Board Members and outside agents to launch our Advisory Services Division. The Advisory Services Division will generate revenue through the advent of  both cash and equity fees paid by the corporate client.

We will also use our limited resources to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining resources, however, will be sufficient to sustain us as an inactive company for only the short-term.  There can be no assurance that we will be able to identify an acceptable operating company to combine with and complete an acquisition, nor that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate or dissolve the corporation..

 Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations with the exception of The Secured Promissory Note formerly held by RR Donnelly and now held by our Co-Chairman Mr. Chris Giordano.  Failure to settle these obligations may also require us to suspend current filing with the SEC and force us to liquidate or dissolve the corporation.

 One of our primary objective is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have had not engaged in any specific discussions with any potential company regarding a transaction.

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2010 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since we began operations in 2004, we have generated a profit only for the three month periods ended June 30, 2006 and September 30, 2006, and not in any other fiscal quarters or any fiscal year. We incurred net losses of $441,085,  $344,434, 492,256, and $1,748,833 for the years ended December 31, 2010, 009, 2008 and 2007, respectively. We can give no assurance that we will be able to operate profitably in the future. In each of the 5 years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2010 our bank account was not overdrawn and we had no other cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

We are presently authorized to issue 100 million shares of common stock, approximately 98,000,000 million of which have been issued.  All of our unissued shares are reserved for issuance to cover issuance obligations and for the potential exercise of outstanding options, warrants and conversion of notes.  We do not have sufficient authorized and unissued shares to cover the exercise of currently outstanding options, warrants, and conversion obligations, in view of our current stock price, our authorized and unissued shares will not be sufficient should we need to raise additional funding through the sale of our securities. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term.  We have not sought consent from our shareholders for this purpose, and can offer no assurances that our shareholders will vote to amend our articles of incorporation in a manner to facilitate any further fund raising.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “PPBL.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in August 2006, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2010 was $0.0028 per share. As of December 31, 2010, there were 123 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2010

First Quarter	$.00061	$.00061

Second Quarter	$.0024	$.0024

Third Quarter	$.0015	$.0015

Fourth Quarter	$.0028	$.0028

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 123 stockholders of record of our common stock on March 31, 2010.

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

Overview and Recent Transactions

We have continued to incur significant losses since our inception. During fiscal years 2009 and 2010, we recognized losses of $441,085 and $344,434, respectively, and we had an accumulated deficit of $8,639,491  as of December 31, 2010.

The company in 2010 made the decision of  transitioning from a publishing company to a corporate advisory company which will render expertise to both private and public companies in the areas  of capital structure, capital markets access, mergers and acquisitions, management led buyouts out of court restructurings,  recapitalization and bankruptcy planning.

The company continues to fortify this effort by continually seeking out and bringing highly qualified and talented individuals to the Board of Directors as well as agents for the company whom are willing to work for stock options.

We have not paid any salaries and do not expect to in the near future.  Our Board members will be reimbursed for any out of pocket expenses related to their service as a Board Member but not be paid for attending Board meetings.

On September 20, 2007 several of our creditors filed for involuntary bankruptcy liquidation of our principal operating subsidiary Sobe Life LLC (“Sobe”).  As of this time the operating subsidiary has been abandoned and the Secured Lien held by RR Donnelly & Co, Inc. was purchased by Chris Giordano our Co-Chairman and is held in the form of a Secured Promissory Note.
On August 7, 2007 while the company was still attempting to procure financing for its publishing business the Company engaged Totowa Consulting Group, Inc. to consult with us on credit matters and cash flow management. We have undertaken negotiations with several of our creditors in which we expect to be successful.  However, we have not mitigated any of our obligations to date other than the Secured Promissory Note which as stated earlier is held by our Co-Chairman Chris Giordano.

In the event we cannot settle our debts or obtain additional financing we may be forced to suspend all public reporting with the SEC. To date the company has been primarily funded by our Co-Chairman Chris Giordano and in the event the as needed funding were to be interrupted the Company may be forced to suspend all public reporting with the SEC.

 We are in default of the Secured Promissory Note held by Mr. Chris Giordano and on our Convertible Notes and we have a working capital deficit of $3,186,998.

Discontinued Operations

 The Company discontinued all publishing activities, its sole business activity, during 2007. The net loss from discontinued operations for the year ending December 31, 2010 was $441,085.

For the period from May 1, 2004 through December 31, 2010, we have incurred a net loss from discontinued operations of $8,639,491.

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

Liquidity and Capital Resources

Net cash used in operations was $-0- for the year ended December 31, 2010.

Net cash used in investing activities was $-0- for the year ended December 31, 2010.

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

Item 8B.     Other Information.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2011, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a) Directors and executive officers:

Name	Age	Position

Omar Barrientos	70	President, Principal Executive Officer and Principal Accounting Officer

Christopher Giordano	55	Director and Co-Chairman

Omar Barrientos	70	Director

Pat LaVecchia	45	Co-Chairman

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

Omar G. Barrientos - Mr. Barrientos is President, Treasurer and the sole Director of Totowa Consulting Group, Inc. a consultant and shareholder of the Company. He was the president, treasurer and a director of U.S.A. Sunrise Beverages Inc., from August 1990, until September 2002. From September 2002 to June 2006 Mr. Barrientos was the president, treasurer and a director of Sunrise U.S.A. Incorporated. Mr. Barrientos received a license as a Real Estate Mortgage Broker under the South Dakota Banking Commission in 1981 and was the principal of Ombar Financial Services, and its affiliates Tri-Star Financial Services Brokerage and Moody Trust Co., in Rapid City SD. From 1986 to 1990, Mr. Barrientos served as president of Mexico U.S.A. (member of a chain of Mexican restaurants) located in Rapid City, SD. Mr. Barrientos is the owner of 1,000,000 shares of the Company's common stock.

Pat LaVecchia served as Head of Private Equity at Bear Stearns and Head of Capital Markets at CS First Boston.  Mr LaVecchia received his MBA from Wharton University and serves as a Board Member of several different public companies.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2009 to the then Company's executive officers.

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

No options were granted to any officers or directors as of December 31, 2010.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of March 31, 2010, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 98,128,139 beneficially owned shares outstanding on December 31, 2010 . The address of each director and executive officer listed below is c/o Premiere Publishing Group, Inc., 264 Union Blvd, First Floor, Totowa NJ 0712

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Donald Trump (1)	3,625,000	3.69%
Christopher Giordano (2) Director	27,000,000	27.52%
Omar Barrientos (2) Director	28,000,000	28.53%
Totowa Consulting Group, Inc. (2)	28,000,000	28.53%

All officers and directors as a group	31,625,000	32.23%

  (1)    Mr. Trump’s address is c/o the Trump Organization, 725 Fifth Avenue, New York, NY 10022.  Mr. Trump was paid these shares as compensation for granting us the rights to publish the Trump Magazine which agreement was terminated on August 31, 2007.

(2)    Totowa is the owner of 27,000,000 shares of common stock and Mr. Barrientos is the owner of 1,000,000 shares of common stock. Mr. Giordano is a shareholder of Totowa and Mr. Barrientos is an officer and director of Totowa.  Totowa also is the holder of an Investors Rights Agreement which includes a provision that requires the Company to sell additional shares to Totowa in the event Totowa’s ownership interest in the Company’s voting common stock falls below 51% at any time during the 7 year period ending on August 7, 2014.

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

 (b) Parents

Totowa Consulting Group, Inc is the owner of 27,000,000 shares of the Company’s voting common stock which approximates 27.77% of the issued and outstanding voting common stock at December 31, 2008. On December 14, 2007 we appointed 2 persons to serve as members of our Board of Directors, 1 person is a shareholder of Totowa and the other person is an officer and director of Totowa.

 (c) Corporate Governance

(d) Director independence

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2010 all other such filing requirements applicable to our officers and directors were complied with.

ITEM 13.     EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*
10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.3(i)	Trump License Termination Agreement***
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*
14.1	Code of Ethics****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-QSB filed with the Commission on November 19, 2007 (000-52047)
****	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)
*****	Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the year ended
	2009	2008
Audit Fees	$8,000	$8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PREMIERE PUBLISHING GROUP, INC.

Dated: April 15, 2011	By: /s/ Omar Barrientos

Omar Barrientos

President, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	President, Principal Executive Officer and Principal Accounting Officer	April 15, 2011

By: /s/ Christopher Giordano Christopher Giordano	Director	April 15, 2011

By: /s/ Omar Barrientos	Director	April 15, 2011
Omar Barrientos

Premiere Publishing Group, Inc. and Subsidiaries

I N D E X

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Premiere Publishing Group, Inc.

We have audited the accompanying consolidated balance sheet of Premiere Publishing Group, Inc.   as of December 31, 2010 and 2009, and the related consolidated statements of discontinued operations, changes in  stockholders’ equity  and cash flows from discontinued operations for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Publishing Group, Inc.   as of December 31, 2010 and 2009 and the results of its consolidated discontinued operations and cash flows from discontinued operations  for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

April 8, 2011

 Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31	December 31
	2010	2009
ASSETS
Current Assets:
Cash overdraft	$--	$(2,834)

Total Assets	$--	(2,834)

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$893,845	$1,131,011
Accrued compensation	340,000	420,000
Secured note and accrued interest payable	845,606	786,762
Unsecured notes and accrued interest payable	88,898	82,192
Convertible notes and accrued interest payable (net of discount of 113,043)	1,114,734	764,199

Total Current Liabilities	3,283,083	2,868,210

Commitments and Contingencies		--

Stockholders' Deficit
Common Stock - $0.001 par value, 100,,000,000 shares authorized,
98,128,139 and 54,246,846 shares issued and outstanding	98,128	54,247

Additional Paid-In Capital	5,277,915	4,957,161

Accumulated (Deficit)	(8,639,491)	(8,198,406)

Total Stockholders' Deficit	(3,263,448)	(3,186,998)

Total Liabilities and Stockholders' Deficit	$--	$(2,834)

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31
	2010	2009
Revenues
Revenues	$--	$--
Operating Expenses
General and administrative	--	6,000
Consulting services	25,000	240,000

Total Operating Expenses	25,000	246,000

Income (Loss) From Discontinued Operations	(25,000)	(246,000)
Other Income (Expenses)
Interest expense and financing costs	(146,015)	(98,434)

Change in value of derivative liabilities	(270,070)	--

Total Other Income (Expenses) From Discontinued Operations	(416,085)	(98,434)

Income (Loss) Before Provision For Income Taxes	(441,085)	(344,434)

Provision For Income Taxes	--	--

Net Income (Loss) From Discontinued Operations	$(441,085)	$(344,434)

Net (Loss) Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	76,187,492	47,881,596

The accompanying notes are an integral part of these financial statements

 Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flow From Discontinued Operations
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31
	2010	2009

Cash Flows from Discontinued Operating Activities

Net (Loss)	$(441,085)	$(344,434)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	25,000	--
Rent contributed to capital	--	6,000
Amortization of debt issue costs	--	22,480
Change in value of warrant and derivative liabilities	270,070	--
Changes in assets and liabilities:
Accounts payable	2,834	--
Accrued compensation	--	240.000
Accrued interest	146,015	75,954

Net cash used by Discontinued Operating Activities	2,834	--

Net (Decrease) Increase in Cash	2,834	-
Cash at Beginning of Period	(2,834)	(2,834)

Cash at End of Period	$--	$(2,834)

The accompanying notes are an integral part of these financial statements

 Supplemental Disclosures of Cash Flow Information:
	2008	2007
Cash paid during the periods for:
Interest	$-0-	$-0-
Income taxes	$-0-	$-0-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2010:

 During the year ended December 31, 2010, a Director of the Company forgave $320,000 of accrued compensation which increased additional paid in capital.

For the year ended December 31, 2009:

During the year ended December 31, 2009, the Company’s President contributed $6,000 in value of office rent to additional paid in capital.

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Statements of Stockholder’s Equity
For the Years Ending December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2008	54,246,846	$54,247	$4,951,161	$(7,853,972)	$(2,848,564)

Rent contributed by officer	-0-	-0-	6,000	-0-	6,000

Net (loss) from discontinued
operations	-0-	-0-	-0-	(344,434)	(344,434)

Balance, December 31, 2009	54,246,846	$54,247	$4,957,161	$(8,198,406)	$(3,186,998)

Stock issued for services	43,881,293	43,881	754		25,000
Accrued compensation due to a Director forgiven	-0-	-0-	320,000	-0-	320,000

Net (loss) from discontinued	-0-	-0-	-0-	(441,085)	(441,085)
operations

Balance, December 31, 2010	98,128,139	$98,128	$5,277,915	$(8,639,491)	$(3,283,083)

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $441,085 and $344,434 for the years ended December 31, 2010 and 2009, respectively, and as of December 31, 2010 the Company has an accumulated deficit of $8,639,491 and a working capital deficit of $3,283,083.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  The net loss for the year ending December 31, 2010 and the net loss for the year ending December 31, 2009 resulted in a total net loss from discontinued operations of $441,085 and $344,434 at December 31, 2010 and 2009.

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

Equity-Based Compensation Arrangements

The Company adopted ASC Topic 718 (formerly SFAS No. 123 revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. See Note 9 for a description of the Company’s stock option plan.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2010 and 2009 was $-0- and $-0- respectively. At December 31, 2010  the equipment had been abandoned, and the remaining value of $41,633 was impaired during December 31, 2008.

Capitalized Interest

There was no capitalized interest during 2010 or 2009.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the years ended December 31, 2010 or 2009.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the year ended December 31, 2010 and 2009 was $-0- and $-0-.

Income Taxes

The Company follows ASC Topic 740 (formerly SFAS No. 109), Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not.

Impairment or Disposal of Long-Lived Assets:

ASC Topic 360 (formerlyFASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available.

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

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $250,000.  At December 31, 2010 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010, potential dilutive securities were 1,989,990 warrants to purchase shares of common stock and convertible notes that are convertible into 546,141,187 shares of common stock. For the years ended December 31, 2010 and 2009, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

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

Note 4 – Capital Stock

Common Stock

As of December 31, 2010 the Company has 98,128,139 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of December 31, 2010 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,989,990	$0.58	$ 0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2010	1,989,990	$0.58	$ 0

The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of December 31, 2010, the value of these warrants at December 31, 2010 is determined to be zero.

Note 5 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at December 31, 2008 is $891,011.  This balance includes $699,861 and $191,150 of accounts payable owed by Premiere Publishing Group Inc. and Poker Life LLC, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company in the amount of $85,025 for unpaid rent, which amount is included in accounts payable.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $845,606 and $787,762 at December 31, 2010 and 2009 respectively.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $88,898 and $82,192 at December 31, 2010 and 2009 respectively

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $1,114,734 and $764,199 at December 31, 2010 and 2009.

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

The Divine Notes

The Company’s $480,000 Divine Notes have an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible debentures accrue interest at 6% annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs were amortized over the term of the notes and is fully amortized at December 31, 2010.

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at December 31, 2010 is $0.015 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the December 31, 2010 conversion price would be approximately 32,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Note 6 – Consulting Agreement

On August 7, 2007 the Company entered into a Consulting Agreement together with an Investors Rights Agreement with Totowa Consulting Group, Inc. (“Totowa”). The agreements provide for Totowa to assist the Company in its negotiations with creditors and to advise the Company as to financing, cash flow management and business and financial planning.  The term of the Consulting Agreement is for 24 months with a monthly fee of $20,000 and provides for the payment of the first seven months in advance with the issuance of 28,000,000 shares of restricted fully vested common stock.  The shares issued to Totowa constituted approximately 51.87% of the total shares of common stock outstanding.  The Investors Rights Agreement includes a provision that requires the Company sell additional shares to Totowa in the event its ownership interest in the Company’s voting common stock falls below 51% at any time during the seven year period following the date of the Agreement.

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $240,000 of consulting fee expense for the year ended December 31, 2009.   During the year ended December 31, 2010 $320,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital.

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

Note 8 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2010 and 2009, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,600,000 at December 31, 2010, and will expire in the years 2025 through 2027.

At December 31, 2010, deferred tax assets consisted of the following:

2010
Deferred tax assets

Net operating loss carryforward	$2,900,000

Valuation allowance	(2,900,000)

Net deferred tax asset	$-0-

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