Form 10-Q
period 2011-03-31
Premiere Publishing Group, Inc.
filed 2011-05-20
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

       98,128,139 shares outstanding as of March 31,2011

PREMIERE PUBLISHING GROUP, INC.

PART I – FINANCIAL INFORMATION

  Item 1.     Financial Statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2011 (Unaudited)	2010
ASSETS
Current Assets:
Cash	$21,002	$--

Total Assets	$21,002	--

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$893,845	$893,845
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	860,317	845,606
Unsecured notes and accrued interest payable	90,574	88,898
Convertible notes and accrued interest payable (net of discount of 113,043)	1,125,684	1,114,734

Total Current Liabilities	3,310,420	3,283,083

Commitments and Contingencies	--	--

Stockholders' Deficit
Common Stock - $0.001 par value, 100,000,000 shares authorized,
98,128,139 shares issued and outstanding 0	98,128	98,128
Additional Paid-In Capital	5,258,280	5,258,280
Common stock subscriptions	130,000
Accumulated (Deficit)	(8,775,826)	(8,639,491)

Total Stockholders' Deficit	(3,289,418)	(3,283,083)

Total Liabilities and Stockholders' Deficit	$21,002	$--

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Three Months  Ended March  31, 2011 and 2010

(Unaudited)

	Periods Ended March 31,
	2011	2010

Revenues
Revenues	$--	$--
Operating Expenses
General and administrative	108,997	60,000

Total Operating Expenses	108,997	60,000

Income (Loss) From Discontinued Operations	(108,997)	(60,000)
Other Income (Expenses)
Interest expense and financing costs	(27,338)	(28,989)

Total Other Income (Expenses) From Discontinued Operations	(27,338)	(28,989)

Income (Loss) Before Provision For Income Taxes	(136,335)	(88,989)

Provision For Income Taxes	--	--

Net Income (Loss) From Discontinued Operations	$(136,335)	$(88,989)

Net (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	98,128,139	54,246,846

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flow From Discontinued Operations
For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Periods Ended March 31,
	2011	2010

Cash Flows from Discontinued Operating Activities

Net (Loss)	$(136,335)	$(88,989)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	60,000	--
Amortization of debt issue costs	--	3,011
Changes in assets and liabilities:
Accounts payable	--	60,000
Accrued interest	27,338	25,978

Net cash used by Operating Activities	48,997	--
Cash flows from investing activities	70,000	--
Proceeds from stock subscriptions

Net (Decrease) Increase in Cash	21,003	--
Cash at Beginning of Period	--	--

Cash at End of Period	$21,003	$--

Supplemental Disclosures of Cash Flow Information:

	2008	2007
Cash paid during the periods for:
Interest	$-0-	$-0-
Income taxes	$-0-	$-0-

The accompanying notes are an integral part of these financial statements

Premiere Publishing Group, Inc.  and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.   On April 20, 2011 the Company applied to the Nevada Secretary of State for a name change to Premiere Opportunities Group, Inc.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $136,335 for the three months ended March 31, 2011, and as of March 31, 2011 the Company has an accumulated deficit of $8,775,826 and a working capital deficit of $3,289,418.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three months periods ended March 31, 2011 and 2010 was $-0- and $-0- respectively. At March 31, 2011 the equipment had been abandoned, and the remaining value of $41,633 was impaired during December 31, 2008.

Capitalized Interest

There was no capitalized interest during the three months periods ended March 31, 2011 or 2010.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the three months periods ended March 31, 2011or 2010.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the three months periods ended March 31, 2011and 2010 was $-0- and $-0-.

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

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $250,000.  At March 31, 2011 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months periods ended March 31, 2011 and 2010, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

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

Note 4– Capital Stock

Common Stock

As of December 31, 2010 the Company has 98,128,139 shares of its $0.001 par value common stock issued and outstanding.   At March 31, 2011 the Company had received stock subscriptions totaling $130,000.  During April, 2011 the Company increased its authorized common shares to 125,000,000.

Warrants

As of December 31, 2010 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,989,990	$0.58	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2010	1,989,990	$0.58	$0

The fair value of the warrants is measured at each reporting period with changes in fair value recognized in net income.  Using the Black-Scholes valuation model and the market price and volatility of the Company’s shares of common stock as quoted on the OTCBB as of March 31, 2011, the value of these warrants is determined to be zero.

Note 5 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at December 31, 2008 is $893,845.  This balance includes $699,861 and $191,150 of accounts payable owed by Premiere Publishing Group Inc. and Poker Life LLC, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company in the amount of $85,025 for unpaid rent, which amount is included in accounts payable.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $860,317 and $845,606 at March 31, 2011 and December 31, 2010 respectively.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $90,574 and $88,898 and $82,192 at March 31, 2011 and December 31, 2010 respectively.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $1,125,684 and  $1,114,734 at March 31, 2011 and December 31, 2010 respectively.

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

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at March 31, 2011 is $0.01275 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the December 31, 2010 conversion price would be approximately 38,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Note 6 – Income Taxes

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

At March  31, 2011, deferred tax assets consisted of the following:

2011
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

Note 7 – Commitments and Contingencies

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

Note 8 – Shares outstanding

This amount does not include any common stock reserved for issuance in conjunction with any options or warrants issued  to members of the Board of Directors or any third parties that would be eligible for such options as a result of a contract with such party(s).

Note 9-  Subsequent Events

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

Plan of Operation

We have completely discontinued any and all of our publishing operations from the past. We have no intention of starting any of the operations in the future. We have added key people to our Board of Directors with substantial  experience in the areas of mergers and acquisitions and corporate planning.  Henceforth, we are in the process of launching  our new business model which centers itself around the expertise of our board  members and their expertise in the area of corporate and strategic planning, recapitalizations, work out and bankruptcy planning as well as merger and acquisition planning.

None of our Board Members are compensated in the form of a salary or are they re-imbursed for any expenses  related to our intended Plan of Operation. There is no expectation that either now or in the future that we will pay any officer or director a salary as an “ at will” or “contracted employee”.  We are in discussions with several companies who are very interested in the services our group can  provide and although there are no assurances that we will close any of these transactions it is our intent to pursue this area of advisory services aggressively.

We expect our overhead expenses to be limited primarily to our outside vendors such as  legal and accounting as well as expenses associated with our transfer agent and our financial printing company.

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

Premiere Publishing Group, Inc.

Date May 20, 2011	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer