Form 10-Q
period 2011-06-30
Premiere Opportunities Group, Inc.
filed 2011-08-22
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-52047
______________

PREMIERE OPPORTUNITIES GROUP, INC.
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

PREMIERE OPPORTUNITIES GROUP, INC.

PART I – FINANCIAL INFORMATION

  Item 1.     Financial Statements

 Premiere Opportunities Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2011 (Unaudited)	2010
ASSETS
Current Assets:
Cash	$15,002	$--

Total Assets	$15,002	--

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$893,845	$893,845
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	875,028	845,606
Unsecured notes and accrued interest payable	92,250	88,898
Convertible notes and accrued interest payable	1,136,634	1,114,734

Total Current Liabilities	3,337,757	3,283,083

Commitments and Contingencies	--	--
Stockholders' Deficit
Common Stock - $0.001 par value, 100,000,000 shares authorized,
98,128,139 shares issued and outstanding 0	98,128	98,128
Additional Paid-In Capital	5,258,280	5,258,280
Common stock subscriptions	130,000
Accumulated (Deficit)	(8,809,163)	(8,639,491)

Total Stockholders' Deficit	(3,322,755)	(3,283,083)

Total Liabilities and Stockholders' Deficit	$15,002	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Three Months  Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Revenues
Revenues	$--	$--
Operating Expenses
General and administrative	6,000	85,000

Total Operating Expenses	6,000	85,000

Income (Loss) From Discontinued Operations	(6,000)	(85,000)
Other Income (Expenses)
Interest expense and financing costs	(27,337)	(28,989)

Income (Loss) Before Provision For Income Taxes	(33,337)	(113,989)

Provision For Income Taxes	--	--

Net Income (Loss) From Discontinued Operations	$(33,337)	$(113,989)

Net (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	98,128,139	62,455,600

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
Consolidated Statement of Discontinued Operations
For the Six Months  Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Revenues
Revenues	$--	$--
Operating Expenses
General and administrative	114,997	145,000

Total Operating Expenses	114,997	145,000

Income (Loss) From Discontinued Operations	(114,997)	(145,000)
Other Income (Expenses)
Interest expense and financing costs	(54,675)	(57,978)

Total Other Income (Expenses) From Discontinued Operations	(169,672)	(57,978)

Income (Loss) Before Provision For Income Taxes	(169,672)	(202,978)

Provision For Income Taxes	--	--

Net Income (Loss) From Discontinued Operations	$(169,672)	$(202,978)

Net (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	98,128,139	58,287,886

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flow From Discontinued Operations
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Discontinued Operating Activities

Net (Loss)	$(169,672)	$(202,978)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	60,000	25,000
Changes in assets and liabilities:
Accounts payable	--	120,000
Accrued interest	54,675	57,978

Net cash used by Operating Activities	54,997	--
Cash flows from investing activities
Proceeds from stock subscriptions	70,000

Net (Decrease) Increase in Cash	15,003	--
Cash at Beginning of Period	--	--

Cash at End of Period	$15,003	$--

Supplemental Disclosures of Cash Flow Information:

Cash paid during the periods for:
Interest	$-0-	$-0-
Income taxes	$-0-	$-0-

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc.  and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Premiere Opportunities, Inc. f/k/a Premiere Publishing Group, Inc.  (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.   On April 20, 2011 the Company filed for a name change with the Nevada Secretary of State for a name change to Premiere Opportunities Group, Inc.  which became official on June 29, 2011.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $169,672 for the six  months ended June 30, 2011, and as of June 30, 2011 the Company has an accumulated deficit of $8,809,163 and a working capital deficit of $3,322,755.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Publishing Operations

The Company discontinued all publishing activities during 2007.   An application to change the current Industrial Classification Code (SIC) is being made to the new classification “8742 - Services – Management Consulting Services.

Plan of Operations

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the six months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year.

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

Impairment or Disposal of Long-Lived Assets:

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available.

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

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months periods ended June 30, 2011 and 2010, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

Note 3 – Capital Stock

Common Stock

As of December 31, 2010 the Company has 98,128,139 shares of its $0.001 par value common stock issued and outstanding.   At March 31, 2011 the Company had received stock subscriptions totaling $130,000.  During April, 2011 the Company increased its authorized common shares to 125,000,000.

The amount does not include any common stock reserved for issuance in conjunction with any options or warrants issued to members of the Board of Directors or any third parties that would be eligible for such options as a result of a contract with such party (s).

Note 4 – Accounts and Notes Payable

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

Secured Note Payable

A secured note is held by Chris H. Giordano the Co-Chairman and a director of the Company.   The balance of this note plus accrued interest totals $875,028 and $845,606 at June 30, 2011 and December 31, 2010 respectively.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $92,250 and $88,898 at June 30, 2011 and December 31, 2010 respectively.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $1,136,634 and  $1,114,734 at June 30, 2011 and December 31, 2010 respectively.

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

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at June 30, 2011 is $0.045 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the December 31, 2010 conversion price would be approximately 107,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

Note 5 – Consulting Agreement

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

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $240,000 of consulting fee expense for the year ended December 31, 2009.   At March  31, 2011 $320,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital.  At June 30, 2011 the balance accrued under this agreement totals $340,000.

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

At June 30, 2011, deferred tax assets consisted of the following:

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

Note 7 – Subsequent Events

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

None of our Board Members are compensated in the form of a salary or are they reimbursed for any expenses  related to our intended Plan of Operation. There is no expectation that either now or in the future that we will pay any officer or director a salary as an “ at will” or “contracted employee”.  We are in discussions with several companies who are very interested in the services our group can  provide and although there are no assurances that we will close any of these transactions it is our intent to pursue this area of advisory services aggressively.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Premiere Opportunities Group, Inc.  is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Premiere Opportunities Group, Inc.

Date August 22, 2011	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer