Form 10-Q/A
period 2011-06-30
Premiere Opportunities Group, Inc.
filed 2011-09-13
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q/A
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

       98,128,139 shares outstanding as of March 31, 2011

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Premiere Opportunities Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Exhibit	Exhibit
No.

31.1
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial & Accounting Officer (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premiere Opportunities Group, Inc.

Date September 13, 2011	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer