Form 10-Q
period 2011-09-30
Premiere Opportunities Group, Inc.
filed 2012-02-08
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  102,128,139 shares as of September 30, 2011

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
Consolidated Balance Sheets For the Nine Months Ending September 30 2011
(unaudited) and December 31 2010 (audited)

	September 30	December 31
	2011 (Unaudited)	2010
ASSETS

Current Assets:
Cash	$--	$--
Total Assets	$--	--

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$893,845	$893,845
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	904,778	845,606
Unsecured notes and accrued interest payable	95,755	88,898

Convertible notes and accrued interest payable	1,158,957	1,114,734

Total Current Liabilities	3,393,335	3,283,083

Commitments and Contingencies	--	--

Stockholders' Deficit

Common Stock - $0.001 par value, 100,000,000 shares authorized,	102,128
102,128,139 shares issued and outstanding 0	98,128	98,128

Additional Paid-In Capital	5,258,280	5,258,280
Common stock subscriptions	130,000
Accumulated (Deficit)	(8,809,163)	(8,639,491)

Total Stockholders' Deficit	(3,322,755)	(3,283,083)
Total Liabilities and Stockholders' Deficit	$15,002	$--

The accompanying notes are an integral part of these financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Operations and Discontinued Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues from Discontinued Operations
Advertising, circulation, events and other	$-	$-	$-	$-

Operating Expenses
Production, distribution and editorial	-	-	-	-
Selling, general and administrative	60,000	60,000	205,000	180,000
Consulting services	-	-	-	-
Total Operating Expenses	60,000	60,000	205,000	180,000
Loss From Operations	(60,000)	(60,000)	(205,000)	(180,000)

Other Income (Expense)
Interest expense and financing costs	(366,610),	(34,550)	(424,588)	(103,650
Change in value of warrant and derivative liabilities	-	-	-	28,400
Total Other Income (Expense)	(366,610))	(34,550)	(424,588)	(75,250)

Income (Loss) Before Provision for Income Taxes	(426,610)	(94,500	(629,588)	(255,250)
Provision for Income Taxes	-	-	-	-

Net (Loss) From Operations	$(426,610)	$(94,500)	$(629,588)	(255,250)

Net (Loss) Per Common Share	$(0.005)	$(0.002)	$(0.009)	$(0.003)

Weighted Average Common Shares Outstanding	102,493,132	70,411,037	70,411,037	54,246,846

The accompanying notes are an integral part of these financial statements

PREMIERE PUBLISHING GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,675)	$(629,588)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense		-
Common stock issued for expenses	-	-
Amortization of debt issue costs	-	17,745
Change in value of warrant and derivative liabilities	-	(28,400)
Changes in assets and liabilities:
Accounts payable	-	180,000
Accrued expenses	-	-
Accrued interest	54,675	85,905
Net cash used in operating activities	-	-
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS, Beginning of period	-	(2,834)
CASH AND CASH EQUIVALENTS, End of period	$-	$(2,834)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Rent contributed to capital	$-	6,000

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Premiere Opportunities, Inc. f/ka Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations. On April 20, 2011 the Company filed for a name change with the Nevada Secretary of State for a name change to Premiere Opportunities Group, Inc. which became official on June 29, 2011.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $185,672 for the nine months ended September 30, 2011, and as of June 30, 2011 the Company has an accumulated deficit of $8,829,163 and a working capital deficit of $3,322,755.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Publishing Operations

The Company discontinued all publishing activitiesduring 2007.   An application to change the current Industrial Classification Code (SIC) is being made to the new classification “8742 - Services – Management Consulting Services.

Plan of Operations

In keeping with our new Plan of Operations, and business goals we have concluded a transaction with Luminx Holdings, Inc a private company engaged in the manufacturing  of  LED Light Bulbs. We have provided  substantial advisory services to Luminx Holdings Inc  over several months in diverse areas of need and in conjunction with such services Premiere Opportunities Group was paid for those services in the form of common stock in Luminx Holdings Inc.

We are in discussions with several other companies which upon successful outcomes will also pay Premiere Opportunities Group, Inc, in the form of cash and or common stock.  However, there can be no assurances that any of these potential transactions will reach a final closing.

Our remaining resources and any loans or equity investments made by Mr Giordano as well as non- affiliated parties to date will only be sufficient to sustain us for the short-term. If we are unable to locate additional financing within the short-term, we may be forced to suspend all public reporting with the SEC and possibly liquidate.

Our indebtedness is substantial and as of the date of this report, we have had substantial conversations with our creditors with a goal towards settling their outstanding claims but have not yet settled any of our obligations and may unable to do so. Failure to settle these obligations may also require us to suspend current filing with the SEC and also force us to liquidate.

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

Equity-Based Compensation Arrangements

The Company adopted ASC Topic 718 (formerly SFAS No. 123revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the nine months periods ended September 30, 2011 and 2010 was $-0- and $-0- respectively. At March 31, 2011 the equipment had been abandoned, and the remaining value of $41,633 was impaired during December 31, 2008.

Capitalized Interest

There was no capitalized interest during the nine months periods ended September 31, 2011 or 2010.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the nine months periods ended September 31, 2011or 2010.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the nine months periods ended September 31, 2011and 2010 was $-0- and $-0-.

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

Note 3 – Capital Stock

Common Stock

As of September  30, 2011 the Company has  102,128,139 shares of its $0.001 par value common stock issued and outstanding.  At March 31, 2011 the Company had received stock subscriptions totaling $130,000.  During April, 2011 the Company increased its authorized common shares to 125,000,000.

The amount does not include any common stock reserved for issuance in conjunction with any options or warrants issued to members of the Board of Directors or any third parties that would be eligible for such options as a result of any services contract signed with such party (s).

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

Secured Note Payable

A secured note is held by Chris H. Giordano the Co-Chairman, Treasurer and  director of the Company.   The balance of the note plus accrued interest totals $904,778 and   $873,110 at September 30, 2011 and June 30, 2011 respectively. The Note is secured and  has an active lien against any and all of the assets of the Company.  In the event of a sale of the Company or the Company Assets,  liquidation, dissolution or merger the Secured Note will have a priority in being paid before any other Note or Liability carried by the Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $94,474and $88,898 at September 30, 2011 and December 31, 2010 respectively.

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

Promissory Notes Payable

In March of 2011 the company in conjunction with receiving $75,000 from outside investors the Company issued Demand  Notes to four separate entities. The Notes are due and payable at any time after September 15th, 2011. The Notes are now due and payable although none of the Notes have been presented for payment at this time.

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

The Divine Notes

The Company’s $480,000 Divine Notes have an original maturity date of November, 2009 and were issued in November of 2006. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible debentures accrue interest at 6% annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs were amortized over the term of the notes and is fully amortized at December 31, 2010.

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

The Investor Rights Agreement, among other things, (i) prohibits Totowa from transferring its shares to anyone other than certain permissible persons for a period of one year from the date of the Agreement, (ii) grants Totowa registration rights in respect of its shares, and (iii) in the event the Company issues additional voting securities at any time during a period of seven years from the date of the Agreement, grants Totowa the right to purchase further securities in number sufficient for Totowa to maintain ownership of 51% of the outstanding voting securities of the Company at a purchase price equal to the price of Totowa’s original issuance of one-half cent per share. The Agreement between Totowa and Premiere is no longer in force or valid at this time.

In 2010 the Company also entered into an agreement with Mr Chris H Giordano and Mr Pat LaVecchia both Co Chairman of the Company whereby both parties are entitled to receive up to ten (10%) percent of the Company’s common stock under certain criteria which will be evidenced in Exhibit B and Exhibit C. None of those options have yet been earned or exercised as of this date.

In 2011 the Company also entered into an agreement whereby Mr. Michael Rosenbaum will serve on the Company’s  Board of Directors for a period of two years. In conjunction with his agreement MrRosenbaum  will receive 3,000,000 shares of common stock which have not yet been issued but it is anticipated to be issued in the first quarter 2012.

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

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carry-forward period. In addition, utilization of these carry-forwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Note 7 – Subsequent Events

In conjunction with a $7,500 payment was  made in 2008  by Mr. Chris H Giordano the Company’s Co-Chairman directly to the Premiere’s auditor in keeping with the Company’s wishes to maintain its fully reporting status  Mr. Giordano was issued 200,000 shares of  Series B PFD Stock which carries a 10,000 for 1 voting preference as evidenced in Exhibit D

In conjunction with the capital needs of the company’s estimated annual expenses in maintaining its fully reporting status the Company issued $75,000 of Demand Notes to non-affiliated / non-control parties.

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

PART II - OTHER INFORMATION

Item 1. Legal ProceedingsNone.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities
The Secured Notes are held by the Company’s Co-Chairman Chris H Giordano. Although the Note is technically in default Mr. Giordano has not pursued any action against the Company and may not do so until a later date.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit	Exhibit
No.

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial & Accounting Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Premiere Publishing Group, Inc.

Date February __, 2012	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer