Form 10-K
period 2011-12-31
Premiere Opportunities Group, Inc.
filed 2012-04-16
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2011

Commission File Number: 000-1338929

PREMIERE OPPORTUNIITES GROUP, INC.
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]   No [X ]

The Issuer’s Revenues for year ended December 31, 2011 were: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2012, was: $2,233,180

Number of shares of the registrant's common stock outstanding as of March 31, 2012 is: 120,014,199 shares.

PREMIERE Opportunities GROUP, INC.

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

In this annual report on Form 10-K the terms "Premiere," "Company," "we," "us" and "our" refer to Premiere Opportunities Group, Inc. and its subsidiaries.

 ITEM 1.     DESCRIPTION OF BUSINESS OUR COMPANY

Our principal offices are located at  264 Union Blvd, First Floor, Totowa NJ 0712.  Our telephone number is (973) 291-8900.

Since our formation in 2004, we had operated as a magazine publishing company until 2007 when we ceased all publishing operations. We had operated principally through out two wholly-owned subsidiaries Sobe Life LLC and Poker Life LLC.  Our publications included “Trump Magazine,” “Poker Life Magazine” and several poker oriented magazines we prepared and published for several on-line gaming companies. Thru the present date we have incurred losses of $8,485,689 from operations principally from the former magazine operations.

Current Business Plan

Since ceasing the publishing operations of the former company and management, our operations consist solely of utilizing the expertise of our Board Members and outside agents to further the efforts our Advisory Services business plan which generates revenue through both cash and/or equity owned in the client company.

We continue to use our limited resources to pay for our minimal operations as well as for our legal, accounting and professional services required to prepare and file our reports with the SEC in our efforts to stay a “fully reporting” company. Our financial resources will only be sufficient to sustain our operations for the short-term or until the point that we can  either obtain additional financing and/or monetize our equity interest(s) in one or more of our client companies.

There can be no assurance that we will be able to obtain financing, monetize our equity interest(s) or even identify an acceptable operating company to combine with and complete an acquisition, nor that any business we could acquire will generate profits or increase the value of the Company and or the common stock price.  If we are unable to locate additional financing within the short-term, we may be forced to suspend all public reporting with the SEC and in the extreme case possibly liquidate or dissolve the corporation..
Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations with the exception of The Secured Promissory Note formerly held by RR Donnelly and now held by our Co-Chairman Mr. Chris Giordano. We are examining the possibility of being able to write down a substantial portion of our vendor debt in order to further the efforts of cleaning up our balance sheet. There is no assurance that we will be able to eliminate these debts and if we are not able to do so it may also require us to suspend current filing with the SEC and in the extreme case force us to liquidate or dissolve the corporation.
One of our other primary objectives is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have had substantial conversations with Global Fashion Inc., and have signed a Letter of Intent with them to explore the possibilities of a merger but there can be no assurance that a closing will occur.

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2011 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since the company began operations in 2004 as a publishing company and thru the most current period while initiating our new business model we have not generated enough revenue to exceed our expenditures within any twelve month fiscal period. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2011 our bank account was not overdrawn but we had under $1,000 cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

We have substantial amount of debt which must be liquidated prior to entering an acquisition of an operating company. We are making significant progress in negotiating our debt for equity based exchange offers with our creditors. We have had in depth conversations with both our Unsecured Convertible Promissory Note Holders as well as our Secured Note Holder and are hopeful that we can reach a mutually beneficial accord with both entities in the near future.
In the event we cannot settle our debts or obtain additional financing we will we will not be able to acquire an operating business and we may be forced to suspend all public reporting with the SEC and in the extreme case possibly liquidate the company.

We have experienced net losses in each fiscal year since our inception, and we expect to continue to incur losses for the foreseeable future.  Assuming we transition our business model as expected, and until we complete a business combination with an operating company, we will generate some but not significant enough revenues in the future from our advisory services clients but we will continue to incur expenses related to identifying and acquiring an operating company and meeting our compliance and reporting obligations under applicable federal securities laws.  We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, we may then liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Assuming we transition our business model as expected, our sole business objective following liquidation of our debts will be to seek to identify business opportunities.   As of the date of this report, we have commenced the process of identifying and evaluating operating companies as potential acquisition targets and we have commenced discussions and have entered into a Letter of Intent to acquire an operating company.  There can be no assurance that we will be able to complete such acquisition.

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

We are presently authorized to issue 125 million shares of common stock, approximately 120,014,199 million of which have been  issued.  All of our unissued shares are reserved for issuance to cover issuance obligations and for the potential exercise of outstanding options, warrants and conversion of notes.  We do not have sufficient authorized and unissued shares to cover the exercise of currently outstanding options, warrants, and conversion obligations, in view of our current stock price, our authorized and unissued shares will not be sufficient should we need to raise additional funding through the sale of our securities. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term.  We have not sought consent from our shareholders for this purpose, and can offer no assurances that our shareholders will vote to amend our articles of incorporation in a manner to facilitate any further fund raising.

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

We will not generate any significant revenue or earnings in the near future unless and until we merge with or acquire an operating business.

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

We do not anticipate paying cash dividends.

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

Fiscal Year 2011

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

Overview and Recent Transactions

We have continued to incur significant losses since our inception. During fiscal years 2010 and 2011, we recognized losses of  $344,434 and $153,802 respectively, and we had an accumulated deficit of $8,485,689  as of December 31, 2011.

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

In the event we cannot settle our debts or obtain additional financing we may be forced to suspend all public reporting with the SEC and in the extreme liquidate. To date the company has been primarily funded by our Co-Chairman Chris Giordano and in the event the as needed funding were to be interrupted the Company may be forced to suspend all public reporting with the SEC.

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

Plan to Acquire an Operating Company

Our operations consist of building our advisory services business, attempting to settle our considerable debt, and also to identify and complete a business combination with an operating company as well to comply with our reporting obligations under federal securities laws.

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

Unless we acquire an operating company, we do not expect to rehire our personnel, incur any capital expenditures, or incur any research and development expenses. Our ability to generate future revenue and earnings is dependent on our advisory services business model as well as identifying and acquiring an operating company.

We will continue to use our limited resources to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining assets will only be sufficient to sustain us as a company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and in the extreme possibly liquidate.

Liquidity and Capital Resources

We took in $70,000 in March of 2011in the form of 6 month promissory notes. They were due and payable and in default as of December 3, 2011. They were converted to common stock in  March of 2011.

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

Item 8A(T).     Controls and Procedures.

Disclosure Controls and Procedures

Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Christopher A. Giordano - Mr. Giordano is the owner of Birchwood Capital Advisors, Inc., which provides financial and business consulting services to small businesses. From 1983 to 1990, Mr. Giordano was in the asset management department of both Paine Webber and Smith Barney. Subsequently, Mr. Giordano owned Manchester Rhone Securities, an NASD member firm, until its sale in 1991. Mr. Giordano also served as the director of corporate finance at M.S. Farrell & Company from 1992 through 1993. Mr. Giordano is a shareholder of Totowa Consulting Group, Inc., a consultant and shareholder of the Company.

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

Pat LaVecchia served as Head of Private Equity at Bear Stearns and Head of Capital Markets at CS First Boston.  Mr. LaVecchia received his MBA from Wharton University and serves as a Board Member of several different public companies.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of March 31, 2010, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 98,128,139 beneficially owned shares outstanding on December 31, 2010 . The address of each director and executive officer listed below is c/o Premiere Opportunities Group, Inc., 264 Union Blvd, First Floor, Totowa NJ 0712.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Donald Trump (1)	3,625,000	3.02%
Christopher Giordano (2) Director	3,977,849	3.31%
Omar Barrientos (2) Director	4,000,000	3.33%
Pat Lavecchia (3) Director	Exhibit A	28.53%
Michael Rosenbaum (4)Director	2,000,000	1.66%
All officers and directors as a group	31,625,000	11.23%

(1)
Mr. Trump’s address is c/o the Trump Organization, 725 Fifth Avenue, New York, NY 10022.  Mr. Trump was paid these shares as compensation for granting us the rights to publish the Trump Magazine which agreement was terminated on August 31, 2007.

(2)
Mr. Giordano is the beneficial owner of  shares of common stock which were bought in the open market between .022C and .0269C and in conjunction with an option granted at .03 and .0375c. Mr Giordano had filed both Form 3 and Form 4 in conjunction with the purchases and option exercise. Mr. Giordano was also granted a share award agreement to  purchase up to ten (10) percent of the Company's common stock based on certain criteria. See Exhibit A

(3)	Mr. Lavecchia was granted a share award agreement to purchase up to ten (10%) of the Company's common stock based on certain criteria. See Exhibit B
(4)	Mr. Rosenbaum was granted a one year option to purchase 2,000,000 shares of the Company's common stock at a price of .005c per share. The option expires on May 15th 2012

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

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*
10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.3(i)	Trump License Termination Agreement***
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*
14.1	Code of Ethics****
23.1	Consent of Stan J.H. Lee, Certified Public Accountnants*****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****
101	Interactive date files pursuant to Rule 405 of Regulation S-T.

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-QSB filed with the Commission on November 19, 2007 (000-52047)
****	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)
*****	Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the year ended
	2009	2008
Audit Fees	$8,000	$8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PREMIERE OPPORTUNITIES GROUP, INC.

Dated: April 16, 2012	By: /s/ Omar Barrientos

Omar Barrientos

President, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	President, Principal Executive Officer and Principal Accounting Officer	April 16, 2012

By: /s/ Christopher Giordano Christopher Giordano	Director	April 16, 2012

By: /s/ Omar Barrientos	Director	April 16, 2012
Omar Barrientos

EXHIBIT A

Premiere Publishing Group, Inc.
264 Union Blvd, First Floor
Totowa, NJ, 07512

Amendment and Extension of Share Award Agreement dated August 4, 2010

January 14, 2011

Mr. Chris Giordano, Co-Chairman

Premiere Publishing Group

This is an amendment (the "Amendment") to the agreement between you and Premiere Publishing Group, Inc. (the "Company") dated August 4th, 2010 (the "Agreement").  The Agreement granted you the right to receive up to ten (10%) of the fully diluted shares of common stock of the Company based on the issued and outstanding common shares of the company par value $0.0001 per share (individually, a “Share” and collectively, the “Shares”).  The Agreement granted Common Stock at varying exercise prices ranging from $.03 to $0.10 per share We are pleased to inform you that the Board of Directors has approved the following provisions for acceleration of vesting and extension of the Agreement.

1.           Extension of Share Award. This Amendment extends the expiration date of the shares awarded to an expiration date of December 31, 2012.   Additionally, the dates for calculating the amount of shares to be issued under the Agreement will end on December 31, 2012.  All other conditions of the Agreement remain unchanged.

2.           Miscellaneous. This Amendment shall be binding upon the Company, its successors and assigns and shall be construed and interpreted under the laws of the State of New York. This Amendment to the Agreement supersedes all prior agreements between you and the Company relating to the subject matter of the share award of August 4th, 2010.

Please sign the enclosed copy of this letter and return it to the Company, to my attention, in the enclosed return Federal Express envelope or via PDF file.

Sincerely,                                                                                           Accepted:
_________________________
Mr. Chris Giordano
Omar Barrientos
CEO/Premiere Publishing Group, Inc

Exhibit B

Premiere Publishing Group, Inc.
264 Union Blvd, First Floor
Totowa, NJ, 07512

Amendment and Extension of Share Award Agreement dated August 4, 2010

January 14, 2011

Mr. Pat LaVecchia, Co-Chairman

Premiere Publishing Group

Dear Pat:

This is an amendment (the "Amendment") to the agreement between you and Premiere Publishing Group, Inc. (the "Company") dated August 4th, 2010 (the "Agreement").  The Agreement granted you the right to receive up to ten (10%) of the fully diluted shares of common stock of the Company based on the issued and outstanding common shares of the company par value $0.0001 per share (individually, a “Share” and collectively, the “Shares”).  The Agreement granted Common Stock at varying exercise prices ranging from $.03 to $0.10 per share We are pleased to inform you that the Board of Directors has approved the following provisions for acceleration of vesting and extension of the Agreement.

1.           Extension of Share Award. This Amendment extends the expiration date of the shares awarded to an expiration date of December 31, 2012.   Additionally, the dates for calculating the amount of shares to be issued under the Agreement will end on December 31, 2012.  All other conditions of the Agreement remain unchanged.

2.           Miscellaneous. This Amendment shall be binding upon the Company, its successors and assigns and shall be construed and interpreted under the laws of the State of New York. This Amendment to the Agreement supersedes all prior agreements between you and the Company relating to the subject matter of the share award of August 4th, 2010.

Please sign the enclosed copy of this letter and return it to the Company, to my attention, in the enclosed return Federal Express envelope or via PDF file.

Sincerely,                                                                                Accepted:
_________________________
Mr. Pat LaVecchia
___________________________________
Omar Barrientos
CEO/Premiere Publishing Group, Inc

PREMIER OPPORTUNITIES GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010 (Audited)

Stan J.H. Lee, CPA
2160 North Central Rd, Suite 209 * Fort Lee * NJ 07024
P.O. Box 436402 *  San Diego * CA * 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Premier Opportunities Group, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Opportunities Group, Inc. (the Company) as of December 31, 2011 , and the related consolidated  statements of operation, shareholders’ equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Premiere Opportunities Group, Inc. as of December 31, 2010 , were audited by other auditors whose report dated  April 8, 2011,  expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premiere Opportunities Group, Inc. as of December 31, 2011 , and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial  statements  have  been  prepared  assuming that the Company will continue as a going  concern. As  discussed in the notes to the  financial statements, the Company has not established  any source of revenue and lacks liquidity to service the  obligations which raises substantial  doubt  about its ability  to  continue  as  a going  concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
----------------------------------

Stan J.H. Lee, CPA
Fort Lee, NJ, 07024 US
April 14, 2012

Gruber & Company, LLC
99 Saybridge Manor Pkwy
Lake St. Louis, MO 63367-1808
____________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Premiere Publishing Group, Inc.

We have audited the accompanying consolidated balance sheet of Premiere Publishing Group, Inc. as of December 31, 2010 and the related consolidated statements of discontinued operations, changes in stockholders’ deficit and cash flows from discontinued operations for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Publishing Group, Inc. as of December 31, 2010 and the results of its consolidated discontinued operations and cash flows from discontinued operations for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
April 8, 2011

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishint Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	493,195	893,845
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	904,450	845,606
Unsecured notes and accrued interest payable	95,602	88,898
Convertible notes and accrued interest,	1,158,534	1,114,734

Total current liabilities	2,991,781	3,283,083

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	--
Common stock $0.001 par value, 125,000,000
shares authorized, 120,014,199 and
98,128,139 shares issued and outstanding	120,014	98,128
Additional paid-in capital	5,358,694	5,258,280
Stock subscriptions received	15,000	--
Accumulated deficit	(8,485,689)	(8,639,491)

Total stockholders' deficit	(2,991,781)	(3,283,083)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations
For the Years Ended December 31, 2011 and 2010

	Years Ended December 31,
	2011	2010

Revenues	$--	$--

Operating expenses:
General and administrative	69,999
Consulting services	67,500	25,000

Total operating expenses	137,499	25,000

Income (loss) from discontinued operations	(137,499)	(25,000)

Other income (expense)
Other income	400,650	--
Interest expense and financing costs	(109,349)	(146,015)
Change in value of derivative liabilities	--	(270,070)

Total other expenses from discontinued operations	291,301	(416,085)

Income (loss) beforre provision for income taxes	153,802	(441,085)

Provision for income taxes	--	--

Net income (loss) from discontinued operations	$153,802	$(441,085)

Net loss per common share	$0.00	$(0.01)

Weighted average common shares outstanding	117,514,199	66,369,989

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
	Years Ended December 31,
	2011	2010
Cash flows from discontinued operating activities:
Net income (loss)	$153,802	$(441,085)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	(400,650)	--
Common stock issued for services	60,000	25,000
Common stock issued for expenses paid	7,500	--
Change in value of derivative liabilities	--	270,070
Changes in assets and liabilities:
Accounts payable	--	2,834
Accrued interest	109,348	146,015
Net cash used by discontinued operating activities	(70,000)	2,834

Cash flows from financing activities:
Proceeds from sale of common stock	55,000	--
Stock subscriptions received	15,000	--
Total cash flows from financing activities	70,000	--

Net decrease in cash	--	2,834
Cash at beginning of period	--	(2,834)
Cash at end of period	$--	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Supplemental schedule of non-cash investing
and financing activities:

For the year ended December 31, 2010:

During the year ended December 31, 2010, a Director of the Company forgave $320,000 of accrued compensation which increased additional paid-in capital

For the year ended December 31, 2011

During the year ended December 31, 2011 the Company issued 18,886,060 shares of common stock for proceeds of $55,000. The Company issued 3,000,000 shares of common stock for consulting services with a value of $60,000. The Company issued
200,000 shares of Preferred B stock for expenses paid by a related party totaling $7,500.

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010

					Additional			Total
	Class B Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Received	(Deficit)

Balance, December 31, 2009	--	$--	54,246,846	$54,247	$4,937,526	$(8,198,406)	$--	$(3,206,633)

Stock issued for services	--	--	43,881,293	43,881	754	--	--	44,635

Accrued compensation due
to a Director forgiven	--	--	--	--	320,000	--	--	320,000

Net loss from discontinued
operations	--	--	--	--	--	(441,085)	--	(441,085)

Balance, December 31, 2010	--	--	98,128,139	98,128	5,258,280	(8,639,491)	--	(3,283,083)

Proceeds from stock sales	--	--	18,886,060	18,886	36,114	--	--	55,000

Stock issued for services received	--	--	3,000,000	3,000	57,000	--	--	60,000

Stock subscriptions received	--	--	--	--	--	--	15,000	15,000

Stock issued for expenses paid	200,000	200	--	--	7,300	--	--	7,500

Net income from discontinued
operations	--	--	--	--	--	153,802	--	153,802

Balance, December 31, 2011	200,000	$200	120,014,199	$120,014	$5,358,694	$(8,485,689)	$15,000	$(2,991,781)

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  The Company’s name change to Premiere Opportunities Group, Inc. was approved by the State of Nevada on June 29, 2011.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,485,689 and a working capital deficit of $3,021,781.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  the company had a net income from discontinued operations of $153,802,  primarily from  the write-off of  stale accounts payable  (see Revenue Recognition policy below) and suffered a loss from discontinued operations of  $441,085 at December 31, 2010.

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

Equity-Based Compensation Arrangements

The Company adopted ASC Topic 718 (formerly SFAS No. 123 revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued.

Through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006. See Note 7 for a description of the Company’s Share Based Agreement established during 2010.

 Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due..

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2011 and 2010 was $-0- and $-0- respectively. The equipment had been abandoned during 2008 , and the remaining value of $41,633 was impaired at December 31, 2008.

Capitalized Interest

There was no capitalized interest during 2011 or 2010.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the years ended December 31, 2011 or 2010.

During the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately 400,000 of its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off  resulting in an increase to other revenue.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the year ended December 31, 2011 and 2010 was $-0- and $-0-.

Income taxes

Income taxes are accounted for under the asset and liability method as stipulated by A5C 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under A5C 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. Avaluation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under A5C Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2011.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11,  an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the twostep goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued  Accounting Standards Update (ASU) 2011-05 an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In  either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall  be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2011 that had, or are expected to have, a material impact on our financial statements.

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

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;
Level 2—Significant other observable inputs that can be corroborated by observable market data; and
Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts receivable, accrued compensation, accounts payable and other liabilities, accrued interest payable, and short-term portion of notes payable approximate fair value because of the short-term nature of these items.

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $250,000.  At December 31, 2011 or 2010 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011, potential dilutive securities were convertible notes that are convertible into 64,000,000 shares of common stock.   For the years ended December 31, 2011 and 2010, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.  During the year ended December 31, 2010 potential dilutive securities consisting of  1,989,990 warrants expired.

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

Note 4 – Capital Stock

Preferred stock

The Company has designated a “Class B Convertible Preferred Stock” (the “Class B Preferred”.  The number of authorized shares totals 1,000,000 and the par value is $.001 per share.  The Class B Preferred share holders vote together with the common stock as a single class.  The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share.  The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the company.  The Class B Preferred stock holders are entitled to receive dividends at the rate of 8% per annum, and are accrued daily.  The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control.  In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

During the fourth quarter, 2011, a total of  200,000 shares of the Series B Preferred Stock were issued to a related party for legal and accounting fees  paid for the Company’s benefit in the amount of $7,500.

Common Stock

As of December 31, 2010 the Company has 120,014,199 shares of its $0.001 par value common stock issued and outstanding.   In addition common stock subscriptions of $15,000 have been received.

Warrants

As of December 31, 2010 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,989,990	$0.58	$ 0
Granted	-	-
Expired	1,989,990	$0.58	$0
Exercised	-	-
Outstanding, December 31, 2010	-	-

Note 5 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at December 31, 2011 is $138,170. .  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company in the amount of $85,025 for unpaid rent, which amount is included in accounts payable.

During the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $400,650 its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off  resulting in an increase to other revenue.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $904,450 and $845,606 at December 31, 2011 and 2010 respectively.  A related party has purchased this note from R.R. Donnelly & Sons Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $95,602 and $88,898 at December 31, 2011 and 2010 respectively.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $1,188,534 and $1,114,734 at December 31, 2011 and 2010.

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

The Divine Notes

The Company’s $480,000 Divine Notes have an original maturity date of November, 2009. The principal amount of each Divine Note is convertible, at the option of the holder into shares of the Company’s common stock.  The convertible debentures accrue interest at 6% annum and are due three years after issuance.  The Company paid $69,800 in fees and commissions to Divine Capital Markets LLC as debt issue costs.  Debt issue costs were amortized over the term of the notes and is fully amortized at December 31, 2011.

Upon the occurrence of an event of default, the full unpaid amount of the Divine Notes becomes, at the election of the holder, immediately due and payable.  The Company is in default under the terms of the Divine Notes and the notes are included in the accompanying financial statements as current liabilities.

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at December 31, 2011 is $0.075 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the December 31, 2011 conversion price would be approximately 64,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

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

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $340,000 of accrued consulting fees as of December 31, 2011 and 2010.   During the year ended December 31, 2010 $320,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital.

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

Note 7 – Share award agreement

On July 8, 2010 the Company a Share Award Agreement (the “Agreement”) with the Company’s Co-Chairmen.  The Agreement grants each participant the right to receive up to 7,500,000 shares of the Company’s $.001 par value common stock under the following terms:

The following table sets forth the number of Shares that the Company shall deliver to each of the two Participants at the end of any 20 consecutive day trading period where the Company’s per Share price has closed at or above the following price for each day during such trading period:

Price Achieved	Number of Shares to be Delivered

$0.10	1,250,000
$0.25	1,250,000
$0.50	1,500,000
$1.00	3,500,000
Total	7,500,000

The Company shall have at all times available and reserved for issuance pursuant to this Agreement authorized but unissued Shares in amounts sufficient to meet the Company’s obligations to issue Shares to the Participant under this Agreement.

Vesting and Forfeiture Provisions.

(i)           Except as otherwise provided at such time as the Participant is no longer serving for any reason as an officer, director, or employee of the Company or any subsidiary of the Company, the Participant shall forfeit the right to delivery of any further Shares.

(ii)           In the event that the Company undergoes a Change in Control while the Participant is serving as an officer, director, or employee of the Company or any subsidiary of the Company or during the period of one year beginning on the first day after the Participant is no longer serving for any reason as an officer, director, or employee of the Company or any subsidiary of the Company, then the Participant shall become vested in 100% of the Shares effective immediately prior to the time of the Change in Control.

(iii)           If the Participant dies while serving as an officer, director, or employee of the Company, the Participant shall become vested in 100% of the Shares effective immediately prior to his death.

(iv)           If the Company pays any dividend, other than ordinary course cash dividends, to its shareholders while the Participant is serving as an officer, director, or employee of the Company or any subsidiary of the Company, the Participant shall become vested in 100% of the Shares effective immediately prior to such dividend payment.

For each year, the Company shall pay to the Participant such additional compensation as is necessary (after taking into account all federal, state, and local taxes, including income, excise, and employment taxes payable by the Participant as a result of the receipt of such additional compensation) to place the Participant in the same after-tax position he would have been in had no tax been paid or incurred with respect to the benefits received under this Agreement  (the “Tax Gross-Up”).  The Tax Gross-Up shall be determined assuming that the maximum federal, state, and local tax rates apply to all such amounts and shall include interest and penalties, if any. Any applicable Tax Gross-Up shall be paid to the Participant, withheld, or remitted, as applicable, in cash or stock, at the option of the Company, at the appropriate time but no later than December 31 of each year.  Notwithstanding the form of any Tax Gross-Up, it is the intent of the parties that the Participant will be in the same after-tax position he would have been in had no federal, state, and local taxes of any kind (or interest and penalties thereon) been payable with respect

Note 8 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2010 and 2009, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,500,000 at December 31, 2011, and will expire in the years 2025 through 2031.

At December 31, 2011, deferred tax assets consisted of the following:

		2011
Deferred tax assets

Net operating loss carryforward		$2,800,000

Valuation allowance		(2,800,000)

Net deferred tax asset	$	---

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

Note 10- BOLDtv Acquisition

On August 12, 2010 a wholly owned subsidiary of the Company acquired certain assets of BOLDTv excluding the following: (a) All television scripts, treatments, shows, music, lyrics and other creative materials that were created and copy written by Dan Bruder and/or Bold Horizon Entertainment LLC prior to this agreement will remain in the full ownership of Dan Bruder and/or Bold Horizon Entertainment LLC. Pursuant to the Non-Exclusive Agreement signed between BOLDtv Corporation and Bold Horizon Entertainment LLC on 8/10/09, BOLDtv Corporation will have non-exclusive rights to these materials. This includes, but is not limited to, programs including “ Who the Hell is Dan Bruder ,” and all songs included in the soundtrack and accompanying album, “ Act of Kindness. ”

The Company has not assigned a value to the remaining assets at December 31, 2011.

Note 11 – Luminx Holdings, Inc.

During the year ended December 31, 2011 the Company acquired a 15% ownership of Luminx Holdings, Inc. in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2011 due to the lack of marketability of the minority interest.

Note 12 – Subsequent Events

On March 15, 2012 the Company  signed a Letter of Intent to acquire Global Products Holdings, Inc. ("Global") in a reverse merger transaction. Global is a fully integrated design, apparel and manufacturing company based in NYC and also is the owner of 25 retail stores in South Korea with plans of expanding its store base in both South Korea and Mainland China.