Form 10-Q
period 2012-03-31
Premiere Opportunities Group, Inc.
filed 2012-05-24
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,014,199 shares as of March 31, 2012

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	501,795	493,195
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	919,161	904,450
Unsecured notes and accrued interest payable	97,278	95,602
Convertible notes and accrued interest,	1,169,484	1,158,534

Total current liabilities	3,027,718	2,991,781

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 125,000,000
shares authorized, 120,014,199 issued
and outstanding	120,014	120,014
Additional paid-in capital	5,358,694	5,358,694
Stock subscriptions received	15,000	15,000
Accumulated deficit	(8,521,626)	(8,485,689)

Total stockholders' deficit	(3,027,718)	(2,991,781)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations

(Unaudited)
	For The Three Months Ended
	March 31,
	2012	2011

Revenues	$--	$--

Operating expenses:
General and administrative	8,600	108,997
Consulting services	--	--

Total operating expenses	8,600	108,997

Income (loss) from discontinued operations	8,600	(108,997)

Other income (expense)
Other income	--	--
Interest expense and financing costs	(27,337)	(27,338)
Change in value of derivative liabilities	--	--

Total other expenses from discontinued operations	(27,337)	(27,338)

Income (loss) beforre provision for income taxes	(35,937)	(136,335)

Provision for income taxes	--	--

Net income (loss) from discontinued operations	$(35,937)	$(136,335)

Net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	120,014,199	98,128,139

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
(Unaudited)
	For the Three Months
	Ended March 31,
	2012	2011
Cash flows from discontinued operating activities:
Net income (loss)	$(35,937)	$(136,335)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	--	--
Common stock issued for services	--	60,000
Common stock issued for expenses paid	--	--
Change in value of derivative liabilities	--	--
Changes in assets and liabilities:
Accounts payable	8,600	--
Accrued interest	27,337	27,338
Net cash used by discontinued operating activities	--	(48,997)

Cash flows from financing activities:
Proceeds from sale of common stock	--	55,000
Stock subscriptions received	--	15,000
Total cash flows from financing activities	--	70,000

Net decrease in cash	--	21,003
Cash at beginning of period	--	--
Cash at end of period	$--	$21,003

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  The Company’s name change to Premiere Opportunities Group, Inc. was approved by the State of Nevada on June 29, 2011.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,521,626 and a working capital deficit of $3,027,718.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations and may be unable to do so.  Failure to settle these obligations may also require us to suspend current filing with the SEC and force us to liquidate.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three months ended March 31, 2012 and 2011 was $-0- and $-0- respectively. The equipment had been abandoned during 2008 , and the remaining value of $41,633 was impaired at December 31, 2008.

Capitalized Interest

There was no capitalized interest during 2011 or 2010.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the three months ended March 31, 2012 or 2011.

During the fourth quarter of 2011, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately 400,000 of its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the three months ended March 31, 2012 and 2011 was $-0- and $-0-.

Income taxes

Income taxes are accounted for under the asset and liability method as stipulated by A5C 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under A5C 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2011 or 2010 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011, potential dilutive securities were convertible notes that are convertible into 64,000,000 shares of common stock.   For the years ended December 31, 2011 and 2010, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.  During the year ended December 31, 2011 potential dilutive securities consisting of  1,989,990 warrants expired.

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

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $919,161 and $904,450 at March 31, 2012 and December 31, 2011 respectively.  A related party has purchased this note from R.R. Donnelly & Sons Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $97,278 and $95,602 at March 31, 2012 and December 31, 2011 respectively.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $1,169,484 and $1,158,534 at March 31, 2012 and December 31, 2011.

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

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at March 31, 2012 is $0.075 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the March 31, 2012 conversion price would be approximately 64,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

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

For each year, the Company shall pay to the Participant such additional compensation as is necessary (after taking into account all federal, state, and local taxes, including income, excise, and employment taxes payable by the Participant as a result of the receipt of such additional compensation) to place the Participant in the same after-tax position he would have been in had no tax been paid or incurred with respect to the benefits received under this Agreement  (the “Tax Gross-Up”).  The Tax Gross-Up shall be determined assuming that the maximum federal, state, and local tax rates apply to all such amounts and shall include interest and penalties, if any. Any applicable Tax Gross-Up shall be paid to the Participant, withheld, or remitted, as applicable, in cash or stock, at the option of the Company, at the appropriate time but no later than December 31 of each year.  Notwithstanding the form of any Tax Gross-Up, it is the intent of the parties that the Participant will be in the same after-tax position he would have been in had no federal, state, and local taxes of any kind (or interest and penalties thereon) been payable with respect.

Note 8 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2011 and 2010, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,500,000 at December 31, 2011, and will expire in the years 2025 through 2031.

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

Note 10- BOLDtv Acquisition

On August 12, 2010 a wholly owned subsidiary of the Company acquired certain assets of BOLDTv excluding the following: (a) All television scripts, treatments, shows, music, lyrics and other creative materials that were created and copy written by Dan Bruder and/or Bold Horizon Entertainment LLC prior to this agreement will remain in the full ownership of Dan Bruder and/or Bold Horizon Entertainment LLC. Pursuant to the Non-Exclusive Agreement signed between BOLDtv Corporation and Bold Horizon Entertainment LLC on 8/10/09, BOLDtv Corporation will have non-exclusive rights to these materials. This includes, but is not limited to, programs including “ Who the Hell is Dan Bruder,” and all songs included in the soundtrack and accompanying album, “ Act of Kindness. ”

The Company has not assigned a value to the remaining assets at December 31, 2011.

Note 11 – Luminx Holdings, Inc.

During the year ended December 31, 2011 the Company acquired a 15% ownership of Luminx Holdings, Inc. in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2011 due to the lack of marketability of the minority interest.

Note 12 – Subsequent Events

On March 15, 2012 the Company signed a Letter of Intent to acquire Global Products Holdings, Inc. ("Global") in a reverse merger transaction. Global is a fully integrated design, apparel and manufacturing company based in NYC and also is the owner of 25 retail stores in South Korea with plans of expanding its store base in both South Korea and Mainland China.  The Company has set a date of May 29, 2012 to close the transaction.

On March 29, 2012 the Company signed a letter of intent with Defense Technology Corporation (“DTC”) to advise the company in the funding, capital structure, strategic planning and going public process.  DTC was formed in 2007 to bring products to market in the areas of personal and collateral protection.

On May 17, 2012 the Company signed an advisory agreement with Flex Fuel Technologies, Inc. to assist the company with its strategic planning, EPA testing and budget planning for the future introduction of its products into the automotive aftermarket.  The Company will also assist Flex Fuel Technologies, Inc. with its other goal of becoming a public company and expects the Company to file its registration statement with the Securities and Exchange Commission.

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

Premiere Publishing Group, Inc.

Date May 24, 2012	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer