Form 10-Q
period 2012-06-30
Premiere Opportunities Group, Inc.
filed 2012-08-22
CIK 1338929

FORM 10-Q
______________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,014,199 shares as of June 30, 2012

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	72,000	493,195
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	933,872	904,450
Unsecured notes and accrued interest payable	98,954	95,602
Convertible notes and accrued interest,	1,180,434	1,158,534

Total current liabilities	2,625,260	2,991,781

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 125,000,000
shares authorized, 120,014,199 issued
and outstanding	120,014	120,014
Additional paid-in capital	5,358,694	5,358,694
Stock subscriptions received	57,400	15,000
Accumulated deficit	(8,161,568)	(8,485,689)

Total stockholders' deficit	(2,625,260)	(2,991,781)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Operations and Discontinued Operations

(Unaudited)
	For The Three Months Ended		For The Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Revenues	$10,000	$--	$10,000	$--

Operating expenses:
General and administrative	43,800	6,000	52,400	114,997
Consulting services	--	--	--	--

Total operating expenses	43,800	6,000	52,400	114,997

Income (loss) from discontinued operations	(33,800)	(6,000)	(42,400)	(114,997)

Other income (expense)
Other income	421,195	--	421,195	--
Interest expense and financing costs	(27,337)	(27,337)	(54,674)	(54,675)
Change in value of derivative liabilities	--	--	--	--

Total other income (expenses)
from discontinued operations	393,858	(27,337)	366,521	(54,675)

Income (loss) before provision for income taxes	360,058	(33,337)	324,121	(169,672)

Provision for income taxes	--	--	--	--

Net income (loss) from discontinued operations	$360,058	$(33,337)	$324,121	$(169,672)

Net loss per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding	120,014,199	98,128,139	120,014,199	98,128,139

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Operations and Discontinued Operations

(Unaudited)
	For the Six Months
	Ended June 30,
	2012	2011
Cash flows from discontinued operating activities:
Net income (loss)	$324,121	$(169,672)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	(421,195)	--
Common stock issued for services	--	60,000
Common stock issued for expenses paid	--	--
Change in value of derivative liabilities	--	--
Changes in assets and liabilities:
Accounts payable	--	--
Accrued interest	54,674	54,675
Net cash used by discontinued operating activities	(42,400)	(54,997)

Cash flows from financing activities:
Proceeds from sale of common stock	--
Stock subscriptions received	42,400	70,000
Total cash flows from financing activities	--	70,000

Net decrease in cash	--	15,003
Cash at beginning of period	--	--
Cash at end of period	$--	$15,003

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries

(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  The Company’s name change to Premiere Opportunities Group, Inc. was approved by the State of Nevada on June 29, 2011.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,161,568 and a working capital deficit of $2,625,250. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three months ended June 31, 2012 and 2011 was $-0- and $-0- respectively. The equipment had been abandoned during 2008 , and the remaining value of $41,633 was impaired at December 31, 2008.

Capitalized Interest

There was no capitalized interest during 2011 or 2012 to date.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had $10,000 in revenue for the three months ended June 30, 2012 giving credence only to the cash portion of its advisory fees and zero value to the equity portion of such fees.

During the second quarter of 2012, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $421,000 of its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the three months ended June 30, 2012 and 2011 was $-0- and $-0-.

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

Common Stock

As of June 30, 2012 the Company has 120,014,199 shares of its $0.001 par value common stock issued and outstanding.   In addition common stock subscriptions of $15,000 have been received.

Warrants

As of June 30, 2012 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,989,990	$0.58	$0
Granted	-	-
Expired	1,989,990	$0.58	$0
Exercised	-	-
Outstanding, December 31, 2010	0	0	0

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

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $933,872 and $904,450 at June 31, 2012.  A related party has purchased this note from R.R. Donnelly & Sons Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $99,954 at  June 30, 2012.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $1,180,034.

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

The Company is actively negotiating with the Note holders the conversion of the Notes to common equity. There can be no assurance that the results of such negotiations will have a favorable outcome or that upon such conversion would not be highly dilutive to shareholders.

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

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $340,000 of accrued consulting fees as of December 31, 2011 and 2010.   During the year ended December 31, 2010 $340,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital.

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

To date none of these shares have been awarded or earned.

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

At December 31, 2011, deferred tax assets consisted of the following:

		2011
Deferred tax assets

Net operating loss carry forward		$2,800,000

Valuation allowance		(2,800,000)

Net deferred tax asset	$	---

The utilization of the carry forwards is dependent upon the Company's ability to generate sufficient taxable income during the carry forward period. In addition, utilization of these carry forwards may be limited due to ownership changes as defined in the Internal Revenue Code.

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

Note 12 – Subsequent Events

On March 15, 2012 the Company signed a Letter of Intent to acquire Global Products Holdings, Inc. ("Global") in a reverse merger transaction. Global is a fully integrated design, apparel and manufacturing company based in NYC and also has a letter of intent to acquire  25 retail stores in South Korea with plans of expanding the store base in both South Korea and Mainland China.  The Company has set a date of September 31st, 2012 for the potential closing of the transaction.

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

Premiere Publishing Group, Inc.

Date August 22, 2012	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer