Form 10-Q/A
period 2012-06-30
Premiere Opportunities Group, Inc.
filed 2012-09-19
CIK 1338929

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

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Operations and Discontinued Operations

(Unaudited)
	For the Six Months
	Ended June 30,
	2012	2011
Cash flows from discontinued operating activities:
Net income (loss)	$324,121	$(169,672)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	(421,195)	--
Common stock issued for services	--	60,000
Common stock issued for expenses paid	--	--
Change in value of derivative liabilities	--	--
Changes in assets and liabilities:
Accounts payable	--	--
Accrued interest	54,674	54,675
Net cash used by discontinued operating activities	(42,400)	(54,997)

Cash flows from financing activities:
Proceeds from sale of common stock	--
Stock subscriptions received	42,400	70,000
Total cash flows from financing activities	42,400	70,000

Net decrease in cash	--	15,003
Cash at beginning of period	--	--
Cash at end of period	$--	$15,003

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

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

Premiere Publishing Group, Inc.

Date September 19, 2012	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer