Form 10-Q
period 2012-09-30
Premiere Opportunities Group, Inc.
filed 2012-11-21
CIK 1338929

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,014,199 shares as of September 30, 2012

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	72,000	493,195
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	933,872	904,450
Unsecured notes and accrued interest payable	98,954	95,602
Convertible notes and accrued interest,	1,180,434	1,158,534

Total current liabilities	2,625,260	2,991,781

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

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Operations and Discontinued Operations

(Unaudited)
	For The Three Months Ended		For The Nine Months Ended
	09/30/12		09/30/12
	2012	2011	2012	2011

Revenues	$0	$--	$10,000	$--

Operating expenses:
General and administrative	0	6,000	52,400	114,997
Consulting services	--	--	--	--

Total operating expenses	0	6,000	52,400	114,997

Income (loss) from discontinued operations	(0)	(6,000)	(42,400)	(114,997)

Other income (expense)
Other income	0	--	421,195	--
Interest expense and financing costs	(0)	(27,337)	(54,674)	(54,675)
Change in value of derivative liabilities	--	--	--	--

Total other income (expenses)
from discontinued operations	0	(27,337)	366,521	(54,675)

Income (loss) before provision for income taxes	0	(33,337)	324,121	(169,672)

Provision for income taxes	--	--	--	--

Net income (loss) from discontinued operations	$0	$(33,337)	$324,121	$(169,672)

Net loss per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding	120,014,199	98,128,139	120,014,199	98,128,139

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows

(Unaudited)
	For the Nine Months
	Ended September 30,
	2012	2011
Cash flows from discontinued operating activities:
Net income (loss)	$324,121	$(169,672)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	(366,521)	--
Common stock issued for services	--	60,000
Common stock issued for expenses paid	--	--
Change in value of derivative liabilities	--	--
Changes in assets and liabilities:
Accounts payable	--	--
Accrued interest	0	54,675
Net cash used by discontinued operating activities	(42,400)	(54,997)

Cash flows from financing activities:
Proceeds from sale of common stock	--
Stock subscriptions received	42,000	70,000
Total cash flows from financing activities	42,000	70,000

Net decrease in cash	--	15,003
Cash at beginning of period	--	--
Cash at end of period	$0	$15,003

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	-0-	--
Income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries

(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Our primary objective is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have not engaged in any specific discussions with any potential company regarding a transaction.  In addition, although we have not developed any definitive criteria for evaluating a successful target. We have been in late stage discussions with “Triana Stores” a retail store chain with 30 retail clothing stores in Seoul, Korea. We expect to make a decision on the purchase of such stores in the fourth quarter of 2012.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three months ended September 30, 2012 and 2011 was $-0- and $-0- respectively. The equipment had been abandoned during 2008 , and the remaining value of $41,633 was impaired at December 31, 2008.

Capitalized Interest

There was no capitalized interest during 2011 or 2012 to date.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had generated no revenue for the three months ended September, 2012 giving credence only to the cash portion of its advisory fees and zero value to the equity portion of such fees.

During the second quarter of 2012, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $421,000 of its outstanding liabilities are no longer collectable and should be written-off. These uncollectible liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the three months ended September 30, 2012 and 2011 was $-0- and $-0-.

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

Common Stock

As of September 30, 2012 the Company has 120,014,199 shares of its $0.001 par value common stock issued and outstanding.   In addition common stock subscriptions of $15,000 have been received.

Warrants

As of September 30, 2012 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

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

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $933,872 and $904,450 at September 30, 2012 and December 31, 2011.  A related party has purchased this note from R.R. Donnelly & Sons Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $99,954 at  September 30, 2012.

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

To date thru the period ending September 31, 2012 none of the shares have been awarded or earned.

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

On October 1st 2012 the Company came to an agreement with with the Divine Noteholders to convert their Notes to common equity upon the consummation of a merger or acquisition that will have a “change of control “ effect on the corporation. The Note Holders will at that time convert their shares to approximately 28,450,522 shares of the successor company shares.

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

Premiere Opportunities Group, Inc.

Date November 20, 2012	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer