Form 10-K
period 2012-12-31
Premiere Opportunities Group, Inc.
filed 2013-04-15
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2012

Commission File Number: 000-1338929

PREMIERE OPPORTUNIITES GROUP, INC.
(Name of small business issuer in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

 1407, Broadway, Suite 1704
New York, NY 10018
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(973 390 0072)
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of each class)

264 Union Blvd, First Floor, Totowa NJ 0712
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]   No [X ]

The Issuer’s Revenues for year ended December 31, 2011 were: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2012, was: $333,180

Number of shares of the registrant's common stock outstanding as of December 31, 2012 is: 120,014,199 shares.

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

 ITEM 1.     DESCRIPTION OF BUSINESS OUR COMPANY

Our principal offices are located at 1407, Broadway, Suite 1704, New York, NY 10018. Our telephone number is  973 390 0072

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

Current Business Plan

Since ceasing the publishing operations of the former company and management, our operations consist solely of utilizing the expertise of our Board Members and outside agents to further the efforts our Advisory Services business plan which generates revenue through both cash and/or equity owned in the client company. In 2012 Direct LED a client of our Company filed an S-1 registration statement which was declared effective by the Securities and Exchange Commission in January of 2013. Premiere also signed Letters of Intent with Defense Technology Corp, Inc and Flex Fuel Technologies during 2012 and Premiere has been and currently are advising both companies. Although it is hopeful that the client companies will establish a public market for their common stock and if successful would be beneficial for Premiere shareholders, there can be no assurance that such events will be successful.

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

Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations with the exception of The Secured Promissory Note formerly held by RR Donnelly and now held by our Co-Chairman Mr. Chris Giordano. We written down a substantial portion of our vendor debt in order to further the efforts of cleaning up our balance sheet. We have also eliminated thru conversions the vast majority of the Unsecured Convertible Noteholders. The total stock issued in conjunction with the conversions will be 22,100,000which will be booked in fiscal year 2013.

One of our other primary objectives is to identify a suitable operating company to acquire with a view to achieving long-term growth within a specific industry.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have had substantial conversations with Global Fashion Inc., and have signed a Letter of Intent with them to explore the possibilities of a merger but there can be no assurance that a closing will occur.

Employees and Consultants

We have terminated all personnel involved in publishing.  As of December 31, 2012, we have no employees.

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2012 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since the company began operations in 2004 as a publishing company and thru the most current period while initiating our new business model we have not generated enough revenue to exceed our expenditures within any twelve month fiscal period. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2012 our bank account was not overdrawn but we had under $1,000 cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

We have substantial amount of debt which must be liquidated prior to entering an acquisition of an operating company. We have made and continue to make significant progress in negotiating our debt for equity based exchange offers with our creditors.

We have converted the vast majority of the Unsecured Convertible Promissory Note Holders as well as our Secured Note Holder, Mr. Chris Giordano the Company's Chairman and are hopeful that we can reach a mutually beneficial and complete accord with both entities in the near future.In the event we cannot settle our debts or obtain additional financing we will we will not be able to acquire an operating business and we may be forced to suspend all public reporting with the SEC and in the extreme case possibly liquidate the company.

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

We are presently authorized to issue 200,000,000  shares of common stock, approximately 120,014,199 million of which have been  issued.  All of our unissued shares are reserved for issuance to cover issuance obligations and for the potential exercise of outstanding options, warrants and conversion of notes.  We do not have sufficient authorized and unissued shares to cover the exercise of currently outstanding options, warrants, and conversion obligations, in view of our current stock price, our authorized and unissued shares will not be sufficient should we need to raise additional funding through the sale of our securities. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term.  We have not sought consent from our shareholders for this purpose, and can offer no assurances that our shareholders will vote to amend our articles of incorporation in a manner to facilitate any further fund raising.

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

 ITEM 2.     DESCRIPTION OF PROPERTY

A director of the company provides office space in New York City at no cost.

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

Fiscal Year 2012

First Quarter	$0.01	$0.01

Second Quarter	$.0024	$.0024

Third Quarter	$.0015	$.0015

Fourth Quarter	$.0028	$.0068

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

On September 20, 2007 several of our creditors filed for involuntary bankruptcy liquidation of our principal operating subsidiary Sobe Life LLC (“Sobe”).  As of 2007 the operating subsidiary has been abandoned and the Secured Lien held by RR Donnelly & Co, Inc. was purchased by Chris Giordano our Co-Chairman and is held in the form of a Secured Promissory Note.

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

For the period from May 1, 2004 through December 31, 2012, we have incurred a net loss from discontinued operations of $8,639,491.

Plans to Expand the Advisory Business Model and also Acquire a Profitable Operating Company

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

Liquidity and Capital Resources

We borrowed $42,400 in March of 2011in the form of 6 month promissory notes. They were due and payable and in default as of December 3, 2012.

Net cash used in operations was $-0- for the year ended December 31, 2012.

Net cash used in investing activities was $-0- for the year ended December 31, 2012.

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

(a) Directors and executive officers:

Name	Age	Position

Omar Barrientos	70	President, Principal Executive Officer and Principal Accounting Officer

Christopher Giordano	57	Director and Co-Chairman

Omar Barrientos	70	Director

Pat LaVecchia	47	Co-Chairman

Michael Rosenbaum	75	Director

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

The business experience, principal occupations and employment of each of the above persons.

Christopher A. Giordano - Mr. Giordano is the owner of Birchwood Capital Advisors, LLC., which provides financial and business consulting services to small and medium size businesses primarily in the bankruptcy and work-out arenas. Birchwood was the manager of the Distressed Opportunities Fund, LP from the period of 1990 thru 2001. The fund was a principal investor and or advisor to 37 Bankruptcies and Out of Court Restructurings. From 1980 thru 1990, Mr. Giordano served as a Senior VP in the Asset Management division Paine Webber. Mr. Giordano formed and owned Manchester Rhone Securities, an NASD member firm which underwrote several IPO's, until its sale in 1993. Mr Giordano

Omar G. Barrientos - Mr. Barrientos was the president, treasurer and a director of U.S.A. Sunrise Beverages Inc., from August 1990, until September 2002. From September 2002 to June 2006 Mr. Barrientos was the president, treasurer and a director of Sunrise U.S.A. Incorporated. Mr. Barrientos received a license as a Real Estate Mortgage Broker under the South Dakota Banking Commission in 1981 and was the principal of Ombar Financial Services, and its affiliates Tri-Star Financial Services Brokerage and Moody Trust Co., in Rapid City SD. From 1986 to 1990, Mr. Barrientos served as president of Mexico U.S.A. (member of a chain of Mexican restaurants) located in Rapid City, SD. Mr. Barrientos is the owner of 4,000,000 shares of the Company's common stock.

Pat LaVecchia served as Head of Private Equity at Bear Stearns and Head of Capital Markets at CS First Boston.  Mr. LaVecchia received his MBA from Wharton University and serves as a Board Member of several different public companies.

Michael Rosenbaum-Now retired was formerly the Executive VP and Director of Vector Group, Inc a NYSE public company. He was also  vice chairman of Skybox, Inc which was sold for over 300 million cash to Marvel Group. Within the last 18 months he sold his interest in a luxury beachfront  real estate development project in Virgin Gorda BVI. He is a director of Common  Sense- a feminine hygiene co and Lithotech Grou- a medical device co. He has a  BA from yale and MIA and LLB from Columbia University.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2009 to the then Company's executive officers.

Name and Principal Position	Year	Annual Compensation		Awards	Payouts	All Other Compensation
Omar Barrientos
President and Director	2012	-0-	(a)	None	None	None

a. Two Million Options were granted to Mr. Michael Rosenbaum as part of his agreement to become a Director of the Company.

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

Name and Title	Number of Shares Beneficially Owned	Percent of Class

Christopher Giordano (2)Director	3,977,849	3.31%
Omar Barrientos (2)Director	4,000,000	3.33%
Pat Lavecchia (3) Director	0.00%	0.00%
Michael Rosenbaum (4)Director	2,000,000	1.66%
All officers and directors as a group	9977849	11.23%

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

(3)	Mr. Lavecchia was granted a share award agreement to purchase up to ten (10%) of the Company's common stock based on certain criteria. See Exhibit B

(4)	Mr. Rosenbaum was granted a one year option to purchase 2,000,000 shares of the Company's common stock at a price of .005c per share. The option was exercised.

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

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Publishing Agreement between Sobe Life, LLC and Trump World Publications LLC, dated May 28, 2004 (the “Publishing Agreement”)*
10.2	Amendment to the Publishing Agreement dated July 27, 2005*
10.3	Trump World License Agreement between Donald J. Trump and Sobe Life, LLC, dated May 28, 2004*
10.3(i)	Trump License Termination Agreement***
10.4	Distribution Agreement between Curtis Circulation Company, LLC and Sobe Life, LLC dated June 15, 2004*
10.5	Independent Representative Agreement between the Registrant and Rob & Suz Consulting Inc. dated June 21, 2005*
10.6	Employment Agreement with Michael Jacobson dated September 1, 2005*
10.7	Agreement of lease between Sobe Life LLC and 386 Pas Partners, LLC, dated October 17, 2005*
14.1	Code of Ethics****
23.1	Consent of Stan J.H. Lee, Certified Public Accountnants*****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****
101	Interactive date files pursuant to Rule 405 of Regulation S-T.

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-QSB filed with the Commission on November 19, 2007 (000-52047)
****	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)
*****	Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the year ended
	2011	2012
Audit Fees	$8,000	$8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PREMIERE OPPORTUNITIES GROUP, INC.

Dated: April 13, 2013	By: /s/ Omar Barrientos

Omar Barrientos

President, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	President, Principal Executive Officer and Principal Accounting Officer	April 13, 2013

By: /s/ Christopher Giordano Christopher Giordano	Director	April 13, 2013

By: /s/ Omar Barrientos	Director	April 13, 2013
Omar Barrientos

EXHIBIT A

Premiere Publishing Group, Inc.
1407, Broadway, Suite 1704
New York, NY 10018

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

Sincerely,	Accepted:

_________________________	_________________________

Omar Barrientos	Mr. Chris Giordano
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

Sincerely,	Accepted:

_________________________	_________________________

Omar Barrientos	Mr. Pat LaVecchia
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

We have audited the accompanying consolidated balance sheets of Premiere Opportunities Group, Inc. (the Company) as of December 31, 2012 , and the related consolidated  statements of operation, shareholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premiere Opportunities Group, Inc. as of December 31, 2012 , and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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
April 13, 2013

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	72,000	493,195
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	963,294	904,450
Unsecured notes and accrued interest payable	102,306	95,602
Convertible notes and accrued interest,	385,115	1,158,534

Total current liabilities	1,862,715	2,991,781

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 125,000,000
shares authorized, 144,114,199 and
120,014,199 shares issued and outstanding	144,114	120,014
Additional paid-in capital	6,144,613	5,358,694
Stock subscriptions received	57,400	15,000
Accumulated deficit	(8,209,042)	(8,485,689)

Total stockholders' deficit	(1,862,715)	(2,991,781)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations
For the Years Ended December 31, 2011 and 2010

	Years Ended December 31,
	2012	2011

Revenues	$--	$--

Operating expenses:
General and administrative	42,400	69,999
Consulting services	--	67,500

Total operating expenses	42,400	137,499

Income (loss) from discontinued operations	(42,400)	(137,499)

Other income (expense)
Other income	421,195	400,650
Interest expense and financing costs	(102,148)	(109,349)
Change in value of derivative liabilities	--	--

Total other income from discontinued operations	319,047	291,301

Income (loss) beforre provision for income taxes	276,647	153,802

Provision for income taxes	--	--

Net income (loss) from discontinued operations	$276,647	$153,802

Net loss per common share	$0.00	$0.00

Weighted average common shares outstanding	122,450,538	117,514,199

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
	Years Ended December 31,
	2012	2011
Cash flows from discontinued operating activities:
Net income (loss)	$276,647	$153,802
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	(421,195)	(400,650)
Common stock issued for services	--	60,000
Common stock issued for expenses paid	--	7,500
Changes in assets and liabilities:
Accounts payable	--	--
Accrued interest	102,148	109,348
Net cash used by discontinued operating activities	(42,400)	(70,000)

Cash flows from financing activities:
Proceeds from sale of common stock	--	55,000
Stock subscriptions received	42,400	15,000
Total cash flows from financing activities	42,400	70,000

Net decrease in cash	--	--
Cash at beginning of period	--	--
Cash at end of period	$--	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Supplemental schedule of non-cash investing
and financing activities:

For the year ended December 31, 2012
During the year ended December 31, 2012 the Company issued 24,100,000 shares of common stock to convert notes payable and accrued interest totaling $810,019.

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

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2012 and 2011

					Additional			Total
	Class B Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Received	(Deficit)

Balance, December 31, 2010	--	$--	98,128,139	$98,128	$5,258,280	$(8,639,491)	$--	$(3,283,083)

Proceeds from stock sales	--	--	18,886,060	18,886	36,114	--	--	55,000

Stock issued for services received	--	--	3,000,000	3,000	57,000	--	--	60,000

Stock subscriptions received	--	--	--	--	--	--	15,000	15,000

Stock issued for expenses paid	200,000	200	--	--	7,300	--	--	7,500

Net income from discontinued
operations	--	--	--	--	--	153,802	--	153,802

Balance, December 31, 2011	200,000	200	120,014,199	120,014	5,358,694	(8,485,689)	15,000	(2,991,781)

Stock subscriptions received	--	--	--	--	--	--	42,400	42,400

Common stock issued to convert
notes payable and accrued interest	--	--	24,100,000	24,100	785,919	--	--	810,019

Net income from discontinued
operations	--	--	--	--	--	276,647	--	276,647
	200,000	$200	144,114,199	$144,114	$6,144,613	$(8,209,042)	$57,400	$(1,862,715)

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”) was incorporated in Nevada on March 25, 2005.  The Company’s name change to Premiere Opportunities Group, Inc. was approved by the State of Nevada on June 29, 2011.  Premiere and its subsidiaries (collectively, the “Company”) have limited operations.

On July 19, 2012 Premiere filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 200,000,000.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,209,042 and a working capital deficit of $1,862,715.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  the company had a net income from discontinued operations of $276,647 and $153,802 for the years ended December 31, 2012 and 2011,  primarily from the write-off of stale accounts payable  (see Revenue Recognition policy below).

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2012 and 2011 was $-0- and $-0- respectively. The equipment had been abandoned during 2008 , and the remaining value of $41,633 was impaired at December 31, 2008.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the years ended December 31, 2012 or 2011.

During the six months ended June 30, 2012 and the fourth quarter of 2011, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $421,000 and $400,000, respectively, of its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the years ended December 31, 2012 and 2011 was $-0- and $-0-.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2012.

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

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2012 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2012 or 2011 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012, potential dilutive securities were convertible notes that are convertible into 1,000,000 shares of common stock.   For the years ended December 31, 2012 and 2011, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

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

Common Stock

As of December 31, 2012 the Company has 142,514,199 shares of its $0.001 par value common stock issued and outstanding.   In addition common stock subscriptions of $57,400 have been received.

Warrants

As of December 31, 2010 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,989,990	$0.58	$0
Granted	-	-
Expired	1,989,990	$0.58	$0
Exercised	-	-
Outstanding, December 31, 2010	-	-

Note 4 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at December 31, 2011 is $72,000.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company for unpaid rent, which amount is included in accounts payable.

During the six months ended June 30, 2012 and the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $421,000 and  $400,650, respectively its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $963,294 and $904,450 at December 31, 2012 and December 31, 2011 respectively.  A related party has purchased this note from R.R. Donnelly & Sons Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $102,306 and $95,602 at December 31, 2012 and December 31, 2011 respectively

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $385,115 and $1,158,534 at December 31, 2012 and December 31, 2011.

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

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at June 30, 2012 is $0.075 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the March 31, 2012 conversion price would be approximately 64,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

During the year ended December 31, 2012 the Divine Notes and related accrued interest totaling $810,019 were converted into 24,100,000 common stock shares.

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

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $340,000 of accrued consulting fees as of December 31, 2012 and December 31, 2011.   During the year ended December 31, 2010 $320,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital.

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

Note 6 – Share award agreement

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

For each year, the Company shall pay to the Participant such additional compensation as is necessary (after taking into account all federal, state, and local taxes, including income, excise, and employment taxes payable by the Participant as a result of the receipt of such additional compensation) to place the Participant in the same after-tax position he would have been in had no tax been paid or incurred with respect to the benefits received under this Agreement  (the “Tax Gross-Up”).  The Tax Gross-Up shall be determined assuming that the maximum federal, state, and local tax rates apply to all such amounts and shall include interest and penalties, if any. Any applicable Tax Gross-Up shall be paid to the Participant, withheld, or remitted, as applicable, in cash or stock, at the option of the Company, at the appropriate time but no later than December 31 of each year.  Notwithstanding the form of any Tax Gross-Up, it is the intent of the parties that the Participant will be in the same after-tax position he would have been in had no federal, state, and local taxes of any kind (or interest and penalties thereon) been payable with respect

At December 31, 2012 the award period has expired, the conditions were not met to award shares and the Company has no plans to renew the program.

Note 7 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2012 and 2011, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,500,000 at December 31, 2012, and will expire in the years 2026 through 2032.

At December 31, 2012, deferred tax assets consisted of the following:

		2012
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

Note 8 – Luminx Holdings, Inc.

During the year ended December 31, 2011 the Company acquired a 15% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2011 due to the lack of marketability of the minority interest.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012.

Note 9 – Other Events

On March 15, 2012 the Company signed a Letter of Intent to acquire Global Products Holdings, Inc. ("Global") in a reverse merger transaction. Global is a fully integrated design, apparel and manufacturing company based in NYC Global has closed the acquisition of 11 labels in the "sleepwear" category. Global Products Holding, Inc. has also signed definitive agreements with Triana Stores of Korea.

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