Form 10-Q
period 2013-03-31
Premiere Opportunities Group, Inc.
filed 2013-05-20
CIK 1338929

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,114,199 shares as of  March 31, 2013

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishint Group, Inc. and Subsidiaries)
Consolidated Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	72,000	72,000
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	978,005	963,294
Unsecured notes and accrued interest payable	103,982	102,306
Convertible notes and accrued interest,	388,865	385,115

Total current liabilities	1,882,852	1,862,715

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 125,000,000
shares authorized, 144,114,199 and
144,114,199 shares issued and outstanding	144,114	144,114
Additional paid-in capital	6,144,613	6,144,613
Stock subscriptions received	57,400	57,400
Accumulated deficit	(8,229,179)	(8,209,042)

Total stockholders' deficit	(1,882,852)	(1,862,715)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations
For the Three Month Periods Ended March 31, 2013 and 2012
(Unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

Revenues	$--	$--

Operating expenses:
General and administrative	--	8,600
Consulting services	--	--

Total operating expenses	0	8,600

Income (loss) from discontinued operations	0	(8,600)

Other income (expense)
Interest expense and financing costs	20,137	(27,337)

Total other income from discontinued operations	20,137	(27,337)

Income (loss) beforre provision for income taxes	(20,137)	(35,937)

Provision for income taxes	--	--

Net income (loss) from discontinued operations	$(20,137)	$(35,937)

Net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	144,114,199	120,014,199

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
For the Three Month Periods Ended March 31, 2013 and 2012
(Unaudited)
For the Three Months Ended
March 31,
	2013	2012
Cash flows from discontinued operating activities:
Net income (loss)	$(20,137)	$(35,937)
Changes in assets and liabilities:
Accounts payable	--	8,600
Accrued interest	20,137	27,337
Net cash used by discontinued operating activities	--	--

Cash flows from financing activities:
Proceeds from sale of common stock	--	--
Stock subscriptions received	--	--
Total cash flows from financing activities	--	--

Net decrease in cash	--	--
Cash at beginning of period	--	--
Cash at end of period	$--	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Supplemental schedule of non-cash investing
and financing activities:

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,229,179 and a working capital deficit of $1,882,852.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  the company had a net loss from discontinued operations of $-0- and $8,600 for the three months ended March 31, 2013 and 2012,  primarily from the write-off of stale accounts payable  (see Revenue Recognition policy below).

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s Form 10-K.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three month periods ended March 31, 2013 and 2012 was $-0- and $-0- respectively. The equipment had been abandoned during 2008 , and the remaining value of $41,633 was impaired at December 31, 2008.

Revenue Recognition

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer’s on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  The Company had no revenues for the three months periods ended March 31, 2013 and 2012.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the three months periods ended March 31, 2013 and 2012 was $-0- and $-0-.

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

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the three months periods ended March 31, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At March 31, 2013 and December 31, 2012 the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of March 31, 2013 the Company has 142,514,199 shares of its $0.001 par value common stock issued and outstanding.   In addition common stock subscriptions of $57,400 have been received.

Warrants

As of December 31, 2010 the Company had the following warrants for the purchase of shares of common stock issued and outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2009	1,989,990	$0.58	$0
Granted	-	-
Expired	1,989,990	$0.58	$0
Exercised	-	-
Outstanding, December 31, 2010	-	-

Note 4 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at March 31, 2013 and December 31, 2012 is $72,000.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company for unpaid rent, which amount is included in accounts payable.

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

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $978,005 and $963,294 at March 31, 2013 and December 31, 2012 respectively.  A related party has purchased this note from R.R. Donnelly & Sons Company.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $103,982 and $102,306 at March 31, 2013 and December 31, 2012 respectively.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $388,865 and $385,115 at March 31, 2013 and December 31, 2012.

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
For each year, the Company shall pay to the Participant such additional compensation as is necessary (after taking into account all federal, state, and local taxes, including income, excise, and employment taxes payable by the Participant as a result of the receipt of such additional compensation) to place the Participant in the same after-tax position he would have been in had no tax been paid or incurred with respect to the benefits received under this Agreement  (the “Tax Gross-Up”).  The Tax Gross-Up shall be determined assuming that the maximum federal, state, and local tax rates apply to all such amounts and shall include interest and penalties, if any. Any applicable Tax Gross-Up shall be paid to the Participant, withheld, or remitted, as applicable, in cash or stock, at the option of the Company, at the appropriate time but no later than December 31 of each year.  Notwithstanding the form of any Tax Gross-Up, it is the intent of the parties that the Participant will be in the same after-tax position he would have been in had no federal, state, and local taxes of any kind (or interest and penalties thereon) been payable with respect

At December 31, 2012 the award period expired, the conditions were not met to award shares and the Company has no plans to renew the program.

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

Plan of Operation

We have completely discontinued any and all of our publishing operations from the past. We have no intention of starting any of the operations in the future. We have added key people to our Board of Directors with substantial experience in the areas of mergers and acquisitions and corporate planning. Mr. Pat LaVecchia's period of serving on the Board of Directors ended on December 31st, 2012 and was not renewed. Mr. Mike Rosenbaum, Mr Omar Barrientos and Mr. Chris Giordano continue to serve on the Board of Directors and will do so thru the period of time necessasry to allow the company to restructure its balance sheet and create shareholder value through its advisory business.

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

In the process of launching our new business model which centers itself around the expertise of our board members and their expertise in the area of corporate and strategic planning, recapitalizations, work out and bankruptcy planning as well as merger and acquisition planning. To date and through the end of the First quarter ending March 31st,  2013 we have assisted Direct LED, Inc in its corporate planning and venue to become a public company. As  of January 23rd, 2013 the Securities and Exchange Commission deemed the Registration Statement “effective” and we are now in the process of filing the 15c2-11 with FINRA in order to create a public market for the common stock of Direct LED. We will look to distribute a portion or all of the Direct LED common stock to our shareholders “of record” once a record date has been set which we expect to be before the third quarter of 2013 is over.

We are also in late stage discussions with several other companies which we could potentially have advisory contracts with  similar in nature to our agreement with Direct LED, Inc.

We also have been exploring the acquisition and or joint venture with  several companies in the  in order to create shareholder value thru owning businesses that can become or are cash flow positive.
We expect our overhead expenses to be limited primarily to our outside vendors such as legal and accounting as well as expenses associated with our transfer agent and our financial printing company. Our company does not have any salried employees and a di minimis amout of additional overhead as it relates to office rentals and other general and administrative expenses.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our former management, including our principal Executive Officer and our principal accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal Executive Officer and our principal accounting Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion

PART II - OTHER INFORMATION

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

Premiere Opportunities Group, Inc.

Date May 20, 2013	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer