Form 10-Q
period 2013-06-30
Premiere Opportunities Group, Inc.
filed 2013-08-16
CIK 1338929

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(973-291-8900)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 152,643,149 shares as of  June 30, 2013

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishint Group, Inc. and Subsidiaries)
Consolidated Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	72,000	72,000
Accrued compensation	0	340,000
Secured note and accrued interest payable	978,005	963,294
Unsecured notes and accrued interest payable	150000	102,306
Convertible notes and accrued interest,	0	385,115

Total current liabilities	1115005	1,862,715

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 200,000,000
shares authorized, 152,643,149 and
152,643,149 shares issued and outstanding	152643149	144,114
Additional paid-in capital	6,144,613	6,144,613
Stock subscriptions received	57,400	57,400
Accumulated deficit	(8,229,179)	(8,209,042)

Total stockholders' deficit	(1,882,852)	(1,862,715)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations
For the Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)
	For the Three Months Ended
	June 30,
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

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
For the Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)
For the Three Months Ended
June 30,
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
June 30, 2013

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,229,179 and a working capital deficit of $1,115,005 down from $1,862,715 reported at year.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the predecessor company Premiere Publishing Group, Inc and its wholly owned subsidiary Poker Life LLC for all periods presented and include the accounts of Sobe Life LLC from the date of formation to the date of abandonment on September 23, 2007  All significant intercompany accounts and transactions have been eliminated.

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

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012, there were no potential dilutive securities that are convertible into common stock.   For the years ended December 31, 2012 and 2011, the Company incurred a net loss; therefore the effect of any dilutive securities would be anti-dilutive.

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

Common Stock

As of  June 30, 2013 the Company has 152,643,149 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of June 30, 2013 the Company did not have any warrants outstanding for the purchase of shares of common stock.

Note 4 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at March 31, 2013 and December 31, 2012 is $72,000.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company for unpaid rent, which amount is included in accounts payable.

During the six months ended June 30, 2013and the fourth quarter of 2010, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $385,000 and $102,386, respectively its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $978,005 and $963,294 at March 31, 2013 and December 31, 2012 respectively. The Diirector and Holder of the Note has put a Moratorium on any future interest starting April 1, 2013.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $103,982 and $102,306 at March 31, 2013 and December 31, 2012 respectively. This Note is now part of the non collectible balances mentioned in Note 4 Accounts and Notes Payable.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $388,865 and $385,115 at March 31, 2013 and December 31, 2012. As of June 30, 2013 all of the Divine Notes have either been converted or deemed uncollectible in the event of their non conversion.

The Bridge Notes

The Company’s $250,000 Bridge Notes had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are currently in default, and are included in the accompanying financial statements as current liabilities.  The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.25 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.50 per share. As of June 30, 2013 the Bridge Note for $250,000 has been deemed uncollectible as stipulated in Note 4 Accounts and Notes Payable.

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

During the year ended December 31, 2012 the Divine Notes and related accrued interest totaling $810,019 were converted into 24,100,000 common stock shares and there are no Divine Notes outstanding.

Note 5 – Accrued Compensation

 The accompanying financial statements include $340,000 of accrued consulting fees as of December 31, 2012 and December 31, 2011.   During the year ended December 31, 2010 $320,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital and in the Quarter ending June 30, 2013 the $340,000 in Accrued Interest has been converted to a $150,000 Non Interest bearing Note and has been added to the Notes Payable Balance

Note 6 – Share award agreement

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

Note 8 –Direct LED (formerly Luminx Holdings, Inc)

During the year ended December 31, 2011 the Company acquired a 15% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2011 due to the lack of marketability of the minority interest.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012 and went effective in January of 2013. Direct LED will be filing its 15c2-11 before the end of the third quarter 2013. Once Direct Led, Inc is given a trading symbol and establishes a Bid/Ask market for the common shares of Direct LED, Inc it is Premiere's intention to adjust the value of the ownership as well as distribute a portion of such shares to it shareholders of record.

Note 9 – Other Events

On March 15, 2012 the Company signed a Letter of Intent to acquire Global Products Holdings, Inc. ("Global") in a reverse merger transaction. Global is a fully integrated design, apparel and manufacturing company based in NYC Global has closed the acquisition of 11 labels in the "sleepwear" category. Global Products Holding, Inc. has also signed definitive agreements with Triana Stores of Korea. The potential of such acquisition is still being explored.

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

Plan of Operation

We have completely discontinued any and all of our publishing operations from the past. We have no intention of starting any of the operations in the future. We have added key people to our Board of Directors with substantial experience in the areas of mergers and acquisitions and corporate planning. Mr. Pat LaVecchia's period of serving on the Board of Directors ended on December 31st, 2012 and was not renewed. Mr. Mike Rosenbaum, Mr Omar Barrientos and Mr. Chris Giordano continue to serve on the Board of Directors and will do so thru the period of time necessasry to allow the company to restructure its balance sheet and create shareholder value through its advisory business and apparel division.

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

Premiere Opportunities Group, Inc.

Date August 16, 2013	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer