Form 10-Q
period 2013-09-30
Premiere Opportunities Group, Inc.
filed 2013-11-20
CIK 1338929

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 181,643,149 shares as of  September 30, 2013

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$--	$--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	72,000	72,000
Accrued compensation	0	340,000
Secured note and accrued interest payable	978,005	963,294
Unsecured notes and accrued interest payable	0	102,306
Convertible notes and accrued interest,	0	385,115

Total current liabilities	1055005	1,862,715

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 200,000,000
shares authorized,
181,643,149 shares issued and outstanding	181,643149	144114613
Additional paid-in capital	6191313	6,144,613
Stock subscriptions received	46700	57,400
Accumulated deficit	(8,249,179)	(8,209,042)

Total stockholders' deficit	(1,882,852)	(1,862,715)

Total liabilities and stockholders' deficit	$--	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations
For the Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)
	For the Three Months Ended
	September 30,
	2013	2012

Revenues	$--	$--

Operating expenses:
General and administrative	--	8,600
Consulting services	--	--

Total operating expenses	0	8,600

Income (loss) from discontinued operations	0	(8,600)

Other income (expense)
Interest expense and financing costs	20,137	(27,337)

Total other income from discontinued operations	20,137	(27,337)

Income (loss) beforre provision for income taxes	(20,137)	(35,937)

Provision for income taxes	--	--

Net income (loss) from discontinued operations	$(20,137)	$(35,937)

Net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	181643149	120,014,199

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
For the Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)
	For the Three Months Ended
	September 30,
	2013	2012
Cash flows from discontinued operating activities:
Net income (loss)	$(20,000)	$(35,937)
Changes in assets and liabilities:
Accounts payable	--	8,600
Accrued interest	--	27,337
Net cash used by discontinued operating activities	(20,000)	--

Cash flows from financing activities:
Proceeds from sale of common stock and/or debt conversion	46,700-	--
Stock subscriptions received	--	--
Total cash flows from financing activities	46,700-	--

Net decrease in cash	--	--
Cash at beginning of period	--	--
Cash at end of period	$--	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Supplemental schedule of non-cash investing
and financing activities:

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $8,249,179 and a working capital deficit of $1,055,005 down from $1,862,715 reported at year.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  the company had a net loss from discontinued operations of $-0- and $20,137 for the three months ended March 31, 2013 and 2012,  primarily from the write-off of stale accounts payable  (see Revenue Recognition policy below).

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

Common Stock

As of  September 30, 2013 the Company has 181,643,149 shares of its $0.001 par value common stock issued and outstanding.

Warrants

As of June 30, 2013 the Company did not have any warrants outstanding for the purchase of shares of common stock.

Note 4 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at September 30, 2013 and September 30, 2012 is $72,000.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company for unpaid rent, which amount is included in accounts payable.

During the six months ending June 30, 2013 and the third quarter ending September of 2013, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $385,000 and $102,386, respectively its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other revenue.

Secured Note Payable

The Company (Premiere, Poker Life and Sobe, jointly and severally) entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $978,005 and $963,294 at March 31, 2013 and December 31, 2012 respectively. The Director and Holder of the Note has put a Moratorium on any future interest starting April 1, 2013.

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

Note 8 –Direct LED (formerly Luminx Holdings, Inc)

During the year ended December 31, 2011 the Company acquired a 15% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2011 due to the lack of marketability of the minority interest.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012 and went effective in January of 2013.. Once Direct Led, Inc is given a trading symbol and establishes a Bid/Ask market for the common shares of Direct LED, Inc it is Premiere's intention to adjust the value of the ownership as well as distribute a portion of such shares to it shareholders of record. Direct LED is expected to file its 15c2-11 in the fourth quarter in order to establish a market for its common stock.

Note 9 – Other Events

On March 15, 2012 the Company signed a Letter of Intent to acquire Global Products Holdings, Inc. ("Global") in a reverse merger transaction. Global is a fully integrated design, apparel and manufacturing company based in NYC Global has closed the acquisition of 11 labels in the "sleepwear" category. Global Products Holding, Inc. has also signed definitive agreements with Triana Stores of Korea. The potential of such acquisition is still being explored at this time and the Company will continue to ascertain the feasability of such acquisition for the foreseeable future.

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

On June 11th the Company signed an advisory agreement with Hispanica Delights of America Inc., to assist the company with its strategic planning, budget planning and acquisition strategy.   The Company will also assist Hispanica Delights of America Inc with its other goal of becoming a public company. Hispanica filed its S-1 Registration Statement with the Securities and Exchange Commisssion on September 9th, 2013.

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

We are also in late stage discussions with several other companies which we could potentially have advisory contracts with  similar in nature to our agreement with Direct LED, Inc, Flex Fuel Technologies, Inc and Hispanica Delights of America, Inc.

We also have been exploring the acquisition and or joint venture with  several companies in the apparel business  in order to create shareholder value thru owning businesses or majority controlled joint ventures that can become or are already cash flow positive.

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

Premiere Opportunities Group, Inc.

Date November 20, 2013	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer