Form 10-K
period 2013-12-31
Premiere Opportunities Group, Inc.
filed 2014-04-16
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2013

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

The Issuer’s Revenues for year ended December 31, 2013 were: $50,233

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2013, was: $1,755,000

Number of shares of the registrant's common stock outstanding as of December 31, 2013 is: 218,253,149 shares.

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

Current Business Plan

Since ceasing the publishing operations of the former company and management, our operations consist solely of utilizing the expertise of our Board Members and outside agents to further the efforts our Advisory Services business plan thru a wholly owned subsidiary known as Trident Merchant Group, Inc which generates revenue through both cash and/or equity owned in the client company. In 2012 Direct LED a client of our Company filed an S-1 registration statement which was declared effective by the Securities and Exchange Commission in January of 2013 and we expect to file a 15c2-11 with FINRA in the near future to begin trading in the comm,on stock. Premiere also signed Letters of Intent with Defense Technology Corp, Inc and Flex Fuel Technologies during 2012 and Premiere has been and currently are advising both companies and expects Flex Fuel Technologies to file its S-1 Registration Statement with the Securities and Exchange Agreement in the near future. In addition during 2013 Trident Merchant Group signed an advisory agreement with Hispanica Delights of America which filed its S-1 Registration Statement and  we are expecting that the Securities and Exchange commission will declare the Registration Statement “effective” in the near future.

 Although it is hopeful that the client companies will establish a public market for their common stock and if successful would be beneficial for Premiere shareholders, there can be no assurance that such events will be successful.

In addition we are in the process of developing  an apparel business that specializes in the design and manufacturing of diverse fashion which will be distributed in Southeast Asia and Chine. During the current year we established agreements with third parties to distribute into SE Asia and China the clothing lines of  world renown designers such as Jones NY, Kiton, Cuccinelli and are in discussions with several other designers with similar intent.

We also formed a majority owned joint venture with Cabe Studio a US based Couture Fashion design and manufacturing company whose line of will be distributed into SE Asia and China. As of this date Cabe has opened four stores in Seoul Korea and will open two more in Shanghai, China in second quarter 2014.

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

Our indebtedness is substantial which must be settled prior to undertaking an acquisition of an operating company.  As of the date of this report, we have not settled any of our obligations with the exception of The Secured Promissory Note formerly held by RR Donnelly and now held by our Co-Chairman Mr. Chris Giordano. We have written down a substantial portion of our vendor debt in order to further the efforts of cleaning up our balance sheet. We have also eliminated thru conversions the vast majority of the Unsecured Convertible Note Holders. The total stock issued in conjunction with the conversions will be 24,100,000 which will be booked in fiscal year 2014.

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

We are presently authorized to issue 300,000,000  shares of common stock, approximately 218,014,199 million of which have been  issued.  All of our unissued shares are reserved for issuance to cover issuance obligations and for the potential exercise of outstanding options, warrants and conversion of notes.  We do not have sufficient authorized and unissued shares to cover the exercise of currently outstanding options, warrants, and conversion obligations, in view of our current stock price, our authorized and unissued shares will not be sufficient should we need to raise additional funding through the sale of our securities.

In 2013 the majority shareholders voted to increase the Authorized Capital from 200,000,000 to 300,000,000. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term and may have to increase the Authorized Capital in the future.

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

Fiscal Year 2012

First Quarter	$0.01	$0.01

Second Quarter	$0.01	$0.01

Third Quarter	$0.01	$0.01

Fourth Quarter	$0.01	$.0068

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

Overview and Recent Transactions.
We have continued to incur significant losses since our inception. During fiscal  2013, we recognized losses of $101,185 respectively, and we had an accumulated deficit of $8,315,277  as of December 31, 2013.

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

We are in no longer in default of the Secured Promissory Note held by Mr. Chris Giordano but we are in dafault on our Convertible Note with one party.

We have a working capital deficit of $1,929,400 as of December 31, 2013.

Discontinued Operations

For the period from May 1, 2004 through December 31, 2013, we have incurred a net loss from discontinued operations of $8,315,227.

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

Unless we acquire an operating company, we do not expect to rehire our personnel, incur any capital expenditures, or incur any research and development expenses. Our ability to generate future revenue and earnings is dependent on our advisory services business model as well as identifying and acquiring an operating company or area of industry that we can expand with limited capital and the still have the ability to expand the business.

We feel with our contacts in SE Asia and China that we have an opportunity to potentially do so in the apparel industry and will continue to look for opportunities in that arena.

We will also continue to use our limited resources to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining assets will only be sufficient to sustain us as a company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and in the extreme possibly liquidate.

Liquidity and Capital Resources

Net cash at the end of December 31st, 2014 was $17,389

Net cash used in operations was $101,710 for the year ended December 31, 2013.

Net cash provided by financing activities was $119,099 for the year ended December 31, 2013.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

(a) Directors and executive officers:

Name	Age	Position

Omar Barrientos	70	Secretary and Director

Christopher Giordano	58	President and Chairman

Michael Rosenbaum	75	Director

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2009 to the then Company's executive officers.

Name and Principal Position	Year	Annual Compensation		Awards	Payouts	All Other Compensation
Chris H Giordano
President and Chairman	2013	-0-	(a)	None	None	None

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

(3	Mr. Rosenbaum was granted a one year option to purchase 2,000,000 shares of the Company's common stock at a price of .005c per share. The option was exercised.

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

PREMIERE OPPORTUNITIES GROUP, INC.

Dated: April 15, 2014	By: /s/ Omar Barrientos

Omar Barrientos

President, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	President, Principal Executive Officer and Principal Accounting Officer	April 15, 2014

By: /s/ Christopher Giordano Christopher Giordano	Director	April 15, 2014

By: /s/ Omar Barrientos	Director	April 15, 2014
Omar Barrientos

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Premiere Opportunities Group, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Opportunities Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premiere Opportunities Group, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred accumulated deficits of $8,315,227 and $8,214,042 as of December 31, 2013 and 2012, respectively. The Company also has incurred working capital deficits of $1,929,400 and $1,867,715 as of December 31, 2013 and 2012, respectively. These factors raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yichien Yeh. CPA

Yichien Yeh, CPA
Oakland Gardens, New York April 15, 2014

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishint Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$17,389	--
Deposits on inventory	45,000	$--

Total assets	62,389	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	75,057	72,000
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	978,006	963,294
Unsecured notes and accrued interest payable	109,012	102,306
Convertible notes and accrued interest,	410,115	390,115
Advances from related party	79,599	-

Total current liabilities	1,991,789	1,867,715

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 300,000,000
shares authorized, 218,253,149 and
152,653,149 shares issued and outstanding on
December 31, 2013 and 2012	218,254	152,654
Additional paid-in capital	5,317,854	5,326,054
Stock subscriptions received	849,519	867,419
Accumulated deficit	(8,315,227)	(8,214,042)

Total stockholders' deficit	(1,929,400)	(1,867,715)

Total liabilities and stockholders' deficit	$62,389	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows From Discontinued Operations
	Years Ended December 31,
	2013	2012
Cash flows from discontinued operating activities:
Net income (loss)	$(101,185)	$271,647
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable written off	--	(421,195)
Changes in assets and liabilities:
Prepaid inventory	(45,000)
Accounts payable	3,057	--
Accrued interest	41,418	107,148
Net cash used by discontinued operating activities	(101,710)	(42,400)

Cash flows from financing activities:
Advances from related party	79,599	--
Stock subscriptions received	39,500	42,400
Total cash flows from financing activities	119,099	42,400

Net increase in cash	17,389	--
Cash at beginning of period	--	--
Cash at end of period	$17,389	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Supplemental schedule of non-cash investing
and financing activities:

For the year ended December 31, 2013
During the year ended December 31, 2012, the Company issued 65,600 shares of common stock from subscriptions received in prior years.
For the year ended December 31, 2012
During the year ended December 31, 2012 the Company issued 24,100,000 shares of common stock to convert notes payable and accrued interest totaling $810,019.

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations and Discontinued Operations
For the Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012

Revenues	$50,223	$--

Operating expenses:
General and administrative	109,990	42,400
Consulting services	--	--

Total operating expenses	109,990	42,400

Income (loss) from operations	(59,767)	(42,400)

Other income (expense)
Other income	--	--
Interest expense and financing costs	(41,418)	(107,148)
Change in value of derivative liabilities	--	--

Total other income	(41,418)	(107,148)

Income loss from continuing operations before
provision for income taxes		(149,548)

Income from discontinued operations		421,195

Income (loss) beforre provision for income taxes	(101,185)	271,647

Provision for income taxes	--	--

Net income (loss) from discontinued operations	$(101,185)	$271,647

Net loss per common share from continuing operations	$(0.00)	$0.00

Net loss per common share from discontinued operations	(0.00)	$0.00

Weighted average common shares outstanding	173,860,820	118,212,492

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012

					Additional			Total
	Class B Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Received	(Deficit)

Balance, December 31, 2011	200,000	$200	116,014,199	$116,015	$5,307,693	$(8,485,689)	$70,000	$(2,991,781)

Stock subscriptions received	--	--	--	--	--	--	42,400	42,400

Common stock issued			36,638,950	36,639	18361		(55,000)	--

Common stock to be issued to convert
notes payable and accrued interest
(Note 6)	--	--	--	--	--	--	810,019	810,019

Net income from discontinued
operations	--	--	--	--	--	271,647	--	271,647

Balance, December 31, 2012	200,000	200	152,653,149	152,654	5,326,054	(8,214,042)	867,419	(1,867,715)

Stock subscriptions received	--	--	--	--	--	--	39,500	39,500

Common stock issued			65,600,000	65,600	(8,200)		(57,400)	--

Net income	--	--	--	--	--	(101,185)	--	(101,185)

Balance, December 31, 2013	200,000	$200	218,253,149	$218,254	$5,317,854	$(8,315,227)	$849,519	$(1,929,400)

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

Note 1 – Description of Business

Premiere Publishing Group, Inc. (“Premiere”, “the Company”) was incorporated in Nevada on March 25, 2005.  The Company’s name change to Premiere Opportunities Group, Inc. was approved by the State of Nevada on June 29, 2011.  On July 19, 2012 Premiere filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 200,000,000.  On December 9, 2013 Premiere filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 300,000,000.

Premiere Opportunities Group, Inc. is the holding company which until recently had no operations.  During the fourth quarter, 2013 the Company became involved in the manufacturing and global distribution of ladies apparel.  Trident Merchant Group, Inc. is an operating subsidiary which is a “value added” strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of it’s client company’s balance sheet and going public process.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has accumulated deficits of $8,315,227 and $8,214,042 as of December 31, 2013 and 2012, respectively. The Company also has working capital deficits of $1,929,400 and $1,867,715 as of December 31, 2013 and 2012, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations

The Company discontinued all publishing activities, its sole business activity, during 2007.  the company had a net income (loss) from discontinued operations of $(52,300) and $271,647 for the years ended December 31, 2013 and 2012,  primarily from the write-off of stale accounts payable  (see Revenue Recognition policy below).

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Premiere and its wholly owned subsidiary Trident Merchant Group, Inc. effective as of November 1, 2013. All significant intercompany accounts and transactions have been eliminated.

Equity-Based Compensation Arrangements

The Company adopted ASC Topic 718 (formerly SFAS No. 123 revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued

Through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006. See Note 8 for a description of the Company’s Share Based Agreement established during 2010.

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

Inventory

Inventory consists of women’s fashions held for sale and valued at the lower of cost or market.  Cost is determined on the first-in, first-out method and includes the cost of merchandise and other costs, including freight and export and import taxes and agent commissions.  A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market.  Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at December 31, 2013 consisted of advance deposits on unfinished goods and work-in-process.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s physical inventories, cycle counts and recent historical trends. The Company expects the amount of its reserves and related inventories to increase over time as it expands its store base and increases direct-to-consumer sales.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the years ended December 31, 2013 and 2012 was $-0- and $-0- respectively.

Revenue Recognition

Revenue for the women’s fashion division is recognized at the point-of-sale for retail store sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for the consulting division. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at stores and through the Company’s direct-to-consumer channel is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its retail and direct-to-consumer channel is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its consulting service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for consulting services are recorded as a liability and recognized as a sale upon completion of service.

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company’s books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise as a sale or when it is determined the likelihood of redemption is remote, based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and are not material.

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company’s most recent historical return trends. If the actual return rate or experience is materially higher than the Company’s estimate, additional sales returns would be recorded in the future.

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $-0- and $-0-.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2013 and 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2010 through 2013.

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

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2013 or 2012 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2013 and 2012, potential dilutive securities were convertible notes that are convertible into 1,000,000 shares of common stock.   The potential dilution associated with convertible note was excluded from the calculation for the years ended December 31, 2013 and 2012 as it will create an anti-dilutive effect.

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

Common Stock

As of December 31, 2013 and 2012, the Company has 218,253,149 and 152,653,149 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, common stock subscriptions of $849,519 and $867,419 have been received on December 31, 2013 and 2012, respectively.

Note 4 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at December 31, 2013 and 2012 is $75,056 and 72,000, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company for unpaid rent in the amount of $72,000, which amount is included in accounts payable.

During the years ended December 31, 2013 and 2012, the Company reviewed all of its outstanding liabilities to determine their enforceability and collectability in light of the applicable statute of limitations. Based upon this review, the Company concluded that by operation of law approximately $-0- and 421,000, respectively of its outstanding liabilities are no longer collectable and should be written-off. These uncollectable liabilities consisting of accounts payable. The liabilities were written off resulting in an increase to other income.

Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $978,006 and $963,294 at December 31, 2013 and December 31, 2012 respectively.  On March 31, 2013 the Company’s Board of Directors issued a “Moratorium on Accrued Interest” stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $109,012 and $102,306 at December 31, 2013 and December 31, 2012 respectively

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $410,115 and $390,115 at December 31, 2013 and December 31, 2012.

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

The Divine Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the dollar amount being converted by 75% of the lowest closing bid of the Company’s common stock for the fifteen (15) trading days immediately preceding the date of conversion.  The estimated conversion price at June 30, 2012 is $0.0075 per share and the estimated number of shares issuable upon an election to convert all of the Divine Notes at the March 31, 2012 conversion price would be approximately 64,000,000 shares of common stock.   The Company does not have a sufficient number of authorized and unissued shares of common stock to meet this obligation, and will be required to amend its articles of incorporation (which requires shareholder approval) in order to increase its number of authorized shares in order to meet such obligation.

During the year ended December 31, 2012 the Company and the  Divine Note holders agreed to the issuance of common stock to convert the notes payable and related accrued interest totaling $810,019.  The balance is recorded as stock subscriptions received but not issued.

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

Note 7 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On December 31 2013 and 2012, the company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,500,000 at December 31, 2013, and will expire in the years 2026 through 2032.

At December 31, 2013, deferred tax assets consisted of the following:

		2013
Deferred tax assets

Net operating loss carryforward		$2,825,000

Valuation allowance		(2,825,000)

Net deferred tax asset	$	---

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Note 8 – Luminx Holdings, Inc.

During the year ended December 31, 2011 the Company acquired a 15% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2013 and 2012 due to the lack of marketability of the minority interest and the company is still in its start-up.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012 which became effective on January 23, 2013.

Note 9 – Other Events

On April 1, 2014 the Company announced that it has signed a Letter of Intent to purchase 100% of Avani Holdings LLC., the parent company and 100% owner of the Avani Clothing line http://www.avaniclothing.com which is a "Made in USA" active wear brand sold nationally in department store, sports specialty stores, specialty stores, gyms, studios and online. Avani Activewear's earth-friendly collections and sustainable business practices reflect its mission "to leave the earth a little more beautiful than we have found it" by offering organic and sustainable garments to its customer

On February 5, 2014 the Company announced that it has been chosen as a distributor for the Brunello Cuccinelli line of clothing, http://www.brunellocucinelli.com/en.  It developed its origins in 1978 when Brunello Cuccinelli realized that colorful cashmere could be an important innovation within the fashion community since up until that time, cashmere was exclusively produced only in natural colors until he changed the face of Cashmere forever.

Their stores today are opened only on the most prestigious streets of major cities in Italy and abroad and in some of the world's most exclusive resort locations. Brunello Cucinelli directly operated stores are in Milan, Paris, New York, Miami, Madrid, Capri, and Saint Moritz. Its franchising boutiques are in London, Tokyo, Moscow, Saint Petersburg, Sylt, Cortina, and Saint Tropez and today is offered only in the most exclusive department stores such as Saks 5thAvenue and Bergdoff Goodman.

The Company plans to distribute this line of clothing into Korea, Mainland China and the balance of the SE Asian markets.

Note 10 -  Operating Segments

For the year ended December 31, 2013, the only operating segment was the consulting segment, Trident Merchant Group, Inc. reporting revenues of $50,223 and operating expenses of $99,108.