Form 10-Q
period 2014-03-31
Premiere Opportunities Group, Inc.
filed 2014-05-20
CIK 1338929

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 181,643,149 shares as of March 31, 2014

PREMIERE OPPORTUNITIES GROUP, INC.

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets:
Cash	$15,648	$17,389
Deposits on inventory	60,000	45,000
Total current assets	75,648	62,389

Total assets	75,648	62,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	80,056	75,057
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	931,226	978,006
Unsecured notes and accrued interest payable	110,689	109,012
Convertible notes and accrued interest,	415,115	410,115
Advances from related party	23,240	79,599

Total current liabilities	1,900,326	1,991,789

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 300,000,000
shares authorized, 258,253,149 and 218,253,149
issued and outstanding	258,254	218,254
Additional paid-in capital	5,324,634	5,317,854
Stock subscriptions received	849,519	849,519
Accumulated deficit	(8,257,285)	(8,315,227)

Total stockholders' deficit	(1,824,678)	(1,929,400)

Total liabilities and stockholders' deficit	$75,648	$62,389

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations

(Unaudited)
	For The Three Months Ended
	March 31,
	2014	2013

Revenues	$131,875	$--

Operating expenses:
General and administrative	47,196	--
Consulting services	20,060	--

Total operating expenses	67,256	--

Income from operations	64,619	--

Other expenses
Interest expense and financing costs	6,677	20,137

Total other expenses	6,677	20,137

Income (loss) beforre provision for income taxes	57,942	(20,137)

Provision for income taxes	--	--

Net income (loss)	$57,942	$(20,137)

Net income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding	244,919,816	144,114,199

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months
	Ended March 31,
	2014	2013
Cash flows from discontinued operating activities:
Net income (loss)	$57,942	$(20,137)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Deposits on inventory	(15,000)
Accounts payable	5,000	--
Accrued interest	6,676	20,137
Net cash provided by operating activities	54,618	--

Cash flows from financing activities:
Advances to affiliated companies	(56,359)	--
Total cash flows used in financing activities	(56,359)	--

Net decrease in cash	(1,741)	--
Cash at beginning of period	17,389	--
Cash at end of period	$15,648	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Non-cash financing sources:
Common stock issued by reduction of debt	$46,780	$--

The accompanying notes are an integral part of these financial statements

Premiere Opportunities Group, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has accumulated deficits of $8,257,285 as of March 31, 2014. The Company also has working capital deficits of $1,824,678 as of March 31, 2014.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 16, 2014. Interim results are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Premiere and its wholly owned subsidiary Trident Merchant Group, Inc. effective as of November 1, 2013. All significant intercompany accounts and transactions have been eliminated.

Equity-Based Compensation Arrangements

The Company adopted ASC Topic 718 (formerly SFAS No. 123 revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued

Through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006. See Note 6 for a description of the Company’s Share Based Agreement established during 2010.

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

Inventory

Inventory consists of women’s fashions held for sale and valued at the lower of cost or market.  Cost is determined on the first-in, first-out method and includes the cost of merchandise and other costs, including freight and export and import taxes and agent commissions.  A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market.  Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at March 31, 2014 consisted of advance deposits on unfinished goods and work-in-process.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s physical inventories, cycle counts and recent historical trends. The Company expects the amount of its reserves and related inventories to increase over time as it expands its store base and increases direct-to-consumer sales.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings. Depreciation for the three months ended March 31, 2014 and 2013 was $-0- and $-0- respectively.

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

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the three months ended March 31, 2014 and 2013 was $1,680 and $-0-.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2010 through 2013.

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

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the three months ended March 31, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At March 31, 2014 and December 31, 2013 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2014, potential dilutive securities were convertible notes that are convertible into 1,000,000 shares of common stock.   The potential dilution associated with convertible note was excluded from the calculation for the three months ended March 31, 2014 and 2013 as it will create an anti-dilutive effect.

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

Common Stock

As of March 31, 2014 and December 31, 2013, the Company has 258,253,149 and 218,253,149 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, common stock subscriptions of $849,519 and $849,519 have been received on March 31, 2014 and December 31, 2013, respectively.

Note 4 – Accounts and Notes Payable

Accounts Payable

The Company’s consolidated accounts payable at March 31, 2014 and December 31, 2013 is $80,056 and 75,056, respectively.  On August 28, 2007 386 PAS Partners LLC, the Company’s former landlord, was granted a judgment against the Company for unpaid rent in the amount of $72,000, which amount is included in accounts payable.

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

Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $931,006 and $978,066 at March 31, 2014 and December 31, 2013 respectively.  On March 31, 2013 the Company’s Board of Directors issued a “Moratorium on Accrued Interest” stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $110,689 and $109,012 at March 31, 2014 and December 31, 2013 respectively

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $415,115 and $410,115 at March 31, 2014 and December 31, 2013.

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

The shares of common stock issued to Totowa have been valued based upon the fair value of the services rendered.  The Company determined that the value of the services is an appropriate measurement for the fair value of the shares issued, in that the shares of the Company’s common stock are not now actively traded and the share price has continued to decline such that as of the date of this report the quoted bid price is four-tenths of one-cent ($0.004) per share.  The accompanying financial statements include $340,000 of accrued consulting fees as of December 31, 2012 and December 31, 2011.   During the year ended December 31, 2010, $320,000 of accrued consulting fees under this contract were forgiven and included in additional paid-in capital.

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

Note 7 – Luminx Holdings, Inc.

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

Note 8 – Other Events

On April 1, 2014 the Company announced that it has signed a Letter of Intent to purchase 100% of Avani Holdings LLC., the parent company and 100% owner of the Avani Clothing line http://www.avaniclothing.com which is a "Made in USA" active wear brand sold nationally in department store, sports specialty stores, specialty stores, gyms, studios and online. Avani Activewear's earth-friendly collections and sustainable business practices reflect its mission "to leave the earth a little more beautiful than we have found it" by offering organic and sustainable garments to its customer.

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

Premiere Opportunities Group, Inc.

Date May 20, 2014	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer