Form 10-Q
period 2014-06-30
Global Fashion Technologies, Inc.
filed 2014-08-20
CIK 1338929

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1st to June 30th, 2014

Commission file number: 000-52047
______________

Global Fashion Technologies, Inc.
(Exact name of small business issuer in its charter)
______________

Nevada	11-3746201
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation
or organization)

9915 Bell Ranch Drive, Santa Fe Springs, CA., 90670
(Address of principal executive offices)

(270-792-5105)
(Issuer’s telephone number)

(FORMERLY Premiere Opportunities Group, Inc 264 Union Blvd, Totowa, NJ, 07512)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 274,304,339 Shares Outstanding as of June 30, 2014

GLOBAL FASHION TECHNOLOGIES, INC.

Global Fashion Technologies, Inc.
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets:
Cash	$1,962	$17,389
Accounts receivable	46,730	-
Inventory	437,300	45,000
Total current assets	485,992	62,389

Property, plant and equipment, net	24,049	-
Security deposits	28,000	-
Investments	4,000	-
Due from affiliated companies	127,400	-

Total assets	669,441	62,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	219,338	75,057
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	1,031,226	978,006
Unsecured notes and accrued interest payable	112,365	109,012
Convertible notes and accrued interest,	420,115	410,115
Advances from related party	858,174	79,599

Total current liabilities	2,981,218	1,991,789

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 300,000,000
shares authorized, 258,253,149 and 218,253,149
issued and outstanding	258,254	218,254
Additional paid-in capital	5,324,634	5,317,854
Stock subscriptions received	849,519	849,519
Accumulated deficit	(8,514,591)	(8,315,227)
Total stockholders' deficit Global Fashion
Technologies, Inc.	(2,081,984)	(1,929,400)
Non-controlling interest	(229,793)	-
Total stockholders' deficit	(2,311,777)	(1,929,400)
Total liabilities and stockholders' deficit	$669,441	$62,389

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc.
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations

(Unaudited)
	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$202,382	$--	334,257	--

Costs of goods sold	472,463		472,463

Gross profit	(270,081)		(138,206)

Operating expenses:
General and administrative	204,553	--	271,809	--
Research and development	5,789	--	5,789	--

Total operating expenses	210,342	--	277,598	--

Income (loss) from operations	(480,423)	--	(415,804)	--

Other income (expense)
Interest expense and financing costs	6,677	10,068	13,353	10,069

Total other expenses	6,677	10,068	13,353	20,137

Income (loss) beforre provision for income taxes	(487,100)	(10,068)	(429,157)	(20,137)

Provision for income taxes	--	--	--	--

Net income (loss)	$(487,100)	$(10,068)	(429,157)	(20,137)

Net loss attributable to non-controlling interests	229,793	--	229,793	--

Net loss attributable to Global Fashion
Technologies, Inc.	(257,307)	(10,068)	(199,364)	(20,137)

Net income (loss) per common share	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	258,253,149	144,114,199	258,253,149	144,114,199

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc.
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months
	Ended June 30,
	2014	2013
Cash flows from operations:
Net income (loss)	$(199,364)	$(20,137)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,850	--
Minority interest	(229,793)	--
Changes in assets and liabilities:
Inventory	(392,300)	--
Accounts receivable	(46,730)	--
Accounts payable	144,281	--
Accrued interest	13,352	20,137
Net cash used by operating activities	(708,704)	--

Cash flows from investing activities:
Security deposits	(28,000)	--
Acquisition of fixed assets	(25,899)	--
Acquisition of investments	(4,000)	--
	(57,899)

Cash flows from financing activities:
Advances to affiliated companies	(127,400)	--
Proceeds from note payable	100,000
Advances from affiliated companies	778,575	--
Total cash flows from financing activities	751,175	--

Net decrease in cash	(15,428)	--
Cash at beginning of period	17,389	--
Cash at end of period	$1,961	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Non-cash financing sources:
Common stock issued by reduction of debt	$46,780	$--

The accompanying notes are an integral part of these financial statements

Global Fashions Technology Group Inc.. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 1 – Description of Business

Global Fashions Technology Group, Inc. “the Company”) was incorporated in Nevada on March 25, 2005. .  On July 19, 2012 the Company filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 200,000,000.  On December 9, 2013 the Company filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 300,000,000.

Global Fashions Technology Group, Inc.  is the holding company which until recently had no operations.  During the fourth quarter, 2013 the Company became involved in the manufacturing and global distribution of ladies apparel.  Trident Merchant Group, Inc. is an operating subsidiary which is a “value added” strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of it’s client company’s balance sheet and going public process.  During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC which it controls 51% of.  The non-controlling interest is recorded in the stockholders’ equity section.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

The condensed consolidated financial statements of Global Fashion Technologies, Inc. and its subsidiaries included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal recurring nature. The condensed consolidated financial statements and notes thereto are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation and did not have an impact on net income.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Trident Merchant Group, Inc.  and  Leading Edge Fashion, LLC which is 51% owned.  All significant intercompany accounts and transactions have been eliminated.

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

Inventory

Inventory consists of women’s fashions held for sale and valued at the lower of cost or market.  Cost is determined on the first-in, first-out method and includes the cost of merchandise and other costs, including freight and export and import taxes and agent commissions.  A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or market.  Factors related to current inventories such as future expected consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable value. Criteria utilized by the Company to quantify aging trends include factors such as average selling cycle and seasonality of merchandise, the historical rate at which merchandise has sold below cost during the average selling cycle, and the value and nature of merchandise currently priced below original cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if appropriate. The majority of inventory at June 30, 2014 consisted of advance deposits on unfinished goods and work-in-process.

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company’s physical inventories, cycle counts and recent historical trends. The Company expects the amount of its reserves and related inventories to increase over time as it expands its store base and increases direct-to-consumer sales.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, seven years. Depreciation for the six months ended June 30, 2014 was $1,850

Revenue Recognition

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

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the six months ended June 30, 2014 and 2013 was $186. and $-0-.

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

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the six months ended June 30, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At June 30, 2014 or 2013 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2014 and 2013, potential dilutive securities were convertible notes that are convertible into 1,000,000 shares of common stock.   The potential dilution associated with convertible note was excluded from the calculation for the six months ended June 30, 2014 and 2013 as it will create an anti-dilutive effect.

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

Common Stock

As of June 30, 2014 and December 31, 2013, the Company has 258,253,149 and 218,253,149 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, common stock subscriptions of $849,519 and $849,519 have been received on June 30, 2014 and December 31, 2013, respectively.

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

On May 2, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 payable at 15% interest and due on June 2, 2014.  At June 30, 2014 this note has not been paid.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $112,365 and $109,012 at June 30, 2014 and December 31, 2013 respectively.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $420,115 and $410,115 at June 30, 2014 and December 31, 2013.

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

Note 9 – Other Events

On August 4, 2014, the Board of Directors of the Company and the majority shareholders of the Company, approved a reverse stock split of the outstanding shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-350 (the “Reverse Stock Split”) effective at 5:00 p.m. EDT on August 15, 2014.  The Amendment was filed with the Secretary of State of Nevada on August 6, 2014, and is scheduled to be effective on August 15, 2014 at 5:00 p.m EDT.  As a result of the reverse stock split, every 350 of the Company’s old authorized common stock will be converted into one share of the Company’s new authorized common stock.

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

Note 10 -  Operating Segments

For the six months ended June 30, 2014 the Company’s revenues were $193,248 from consulting, all of which was from sources within the United States, and $141,009 from the sale of ladies fashions, all of which were from sources in Korea.

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

During the 2nd quarter we appointed Mr. Thomas Witthuhn as our Chief Executive Officer and member of the Board of Directors.

Mr. Mike Rosenbaum, Mr Omar Barrientos and Mr. Chris Giordano continue to serve on the Board of Directors and will do so thru the period of time necessary to allow the company to restructure its balance sheet and create shareholder value through its advisory business and apparel divisions.

None of our Board Members are compensated in the form of a salary but are now being reimbursed for any expenses related to our intended Plan of Operation.

We are consistently in discussions with companies who are very interested in the “advisory services”  subsidiary known as Trident Merchant Group, Inc and although there are no assurances that we will close any of these transactions it is our intent to pursue this area of advisory services aggressively.

As part of our new business model we rely on the expertise of our board members and their expertise in the area of corporate and strategic planning, recapitalizations, work out and bankruptcy planning as well as merger and acquisition planning.

To date and through the end of the 2nd quarter ending June 30th  2014 we have assisted Direct LED, Inc in its corporate planning and goal of becoming a public company which as of January 23rd, 2013 the Securities and Exchange Commission deemed the Registration Statement “effective” and will be filing a 15c2-11 with FINRA in order to create a public market for the common stock of Direct LED in the 4th quarter of 2014.

Hispanica Delights of America, Inc. which became an advisory client of our advisory services subsidiary in 2013 filed a registration statement to become a public company and has also had been deemed effective by the Securities and Exchange Commission  as of  April 14th of this year and they are now in the process of completing their 15c2-11 filing with FINRA in order to establish a potential market for its common stock in the 4th quarter of 2014.

As part of our revenue model in the advisory services subsidiary in conjunction with cash fees for services rendered we also will receive common equity in each client company.  The equity received in the advisory client companies is held in the Trident Merchant Group, Inc subsidiary.

It is our expectation that the Trident Merchant Group, Inc subsidiary will be spun off as a separate company before year end. This will enable us to give considerable greater clarity to our business model as it relates to the apparel business and also allow us to give greater clarity to the advisory services subsidiary.

In effect shareholders of what is now Global Fashion Technologies, Inc. will own shares in two separate companies consisting of the former as well as Trident Merchant Group, Inc.

Trident Merchant Group, Inc., which owns the equity in the advisory clients in the aforementioned paragraphs as well as any future clients will at some point as part of its own business plan distribute a portion of the common equity it owns in such companies to its shareholders of record.

We also have been exploring the acquisition and or joint venture with  several companies in the apparel business  in order to create shareholder value thru owning businesses or majority controlled joint ventures that can become or are already cash flow positive.

We still expect that our overhead expenses to be limited primarily to our outside vendors such as legal and accounting as well as expenses associated with our transfer agent and our financial printing company. Our company at this moment has only one salaried employee.

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

Premiere Opportunities Group, Inc.

Date August 20, 2014	/ s/ Omar Barrientos
President
Principal Executive Officer and
Principal Accounting Officer