Form 10-K/A
period 2013-12-31
Global Fashion Technologies, Inc.
filed 2014-09-10
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K/A
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

One of our other primary objectives is to identify a suitable operating company to acquire with a view to achieving long-term growth within a specific industry.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have had substantial conversations with Global Products Holding Corp. Inc., and have signed a Letter of Intent with them to explore the possibilities of a merger but there can be no assurance that a closing will occur.

Employees and Consultants

We have terminated all personnel involved in publishing.  As of December 31, 2013, we have no employees.

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2013 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since the company began operations in 2004 as a publishing company and thru the most current period while initiating our new business model we have not generated enough revenue to exceed our expenditures within any twelve month fiscal period. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2013 our bank account was not overdrawn but we had under $18,000 cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “PPBL.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in August 2006, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2013 was $0.011 per share. As of December 31, 2013, there were 116 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2013

First Quarter	$0.007	$0.004

Second Quarter	$0.009	$0.004

Third Quarter	$0.01	$0.006

Fourth Quarter	$0.01	$0.006

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 116 stockholders of record of our common stock on December 31, 2013.

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

We are in no longer in default of the Secured Promissory Note held by Mr. Chris Giordano but we are in default on our Convertible Note with one party.

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

Liquidity and Capital Resources

Net cash at the end of December 31st, 2013 was $17,389.

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

Item 8A(T).     Controls and Procedures.

Disclosure Controls and Procedures

Omar Barrientos, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2013), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, Omar Barrientos concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

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

Our President/Treasurer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President/Treasurer also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Item 8B.     Other Information.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2013, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a) Directors and executive officers:

Name	Age	Position

Omar Barrientos	70	Secretary and Director

Christopher Giordano	58	President, Treasurer and Chairman

Michael Rosenbaum	75	Director

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

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2013 all other such filing requirements applicable to our officers and directors were complied with.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in2013 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation		Awards	Payouts	All Other Compensation
Chris H Giordano
President, Treasurer & Chairman	2013	-0-	(a)	None	None	None

Omar Barrientos
Secretary & Director	2013	-0-		None	None	None

a. Two Million Options were granted to Mr. Michael Rosenbaum as part of his agreement to become a Director of the Company.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of December 31, 2013, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 218,253,149 beneficially owned shares outstanding on December 31, 2013 . The address of each director and executive officer listed below is c/o Premiere Opportunities Group, Inc., 264 Union Blvd, First Floor, Totowa NJ 0712.

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Christopher Giordano (1) Director	12,375,163	5.67%

Omar Barrientos Director	4,000,000	1.83%

Michael Rosenbaum (2) Director	2,000,000	0.91%

All officers and directors as a group	18,375,163	8.41%

Jonathan Schultz	23,875,000	10.93%

(1)
Mr. Giordano is the beneficial owner of  shares of common stock which were bought in the open market between .022C and .0269C and in conjunction with an option granted at .03 and .0375c. Mr Giordano had filed both Form 3 and Form 4 in conjunction with the purchases and option exercise.

(2)	Mr. Rosenbaum was granted a one year option to purchase 2,000,000 shares of the Company's common stock at a price of .005c per share. The option was exercised.

In addition to the foregoing, Christopher Giordano beneficially owns 200,000 shares of Class B Preferred Stock, which is 100% percent of the outstanding shares in the class.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2013 all other such filing requirements applicable to our officers and directors were complied with.

ITEM 13.     EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Joint Venture Agreement with Cabe Studio, LLC dated April 9, 2014***
10.2	Letter of Intent with Global Products Holding Corp., Inc. dated June 24, 2012***
10.3	Letter of Intent with Avani Holdings, LLC dated March 25, 2014***
14.1	Code of Ethics****
23.1	Consent of Yichien Yeh, Certified Public Accountant***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Filed herewith
****	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PREMIERE OPPORTUNITIES GROUP, INC.

Dated: September 10, 2014	By: /s/ Omar Barrientos

Omar Barrientos

Secretary, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	Secretary, Principal Executive Officer and Principal Accounting Officer	September 10, 2014

By: /s/ Christopher Giordano Christopher Giordano	President, Treasurer and Chairman	September 10, 2014

By: /s/ Michael Rosenbaum	Director	September 10, 2014
Michael Rosenbaum

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

During the fourth quarter, 2011, a total of 200,000 shares of the Series B Preferred Stock were issued to Christopher Giordano for legal and accounting fees paid for the Company’s benefit in the amount of $7,500.

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