Form 10-Q
period 2014-09-30
Global Fashion Technologies, Inc.
filed 2014-11-19
CIK 1338929

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30th, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1st to September 30th, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 737,866 Shares Outstanding as of September 30, 2014

GLOBAL FASHION TECHNOLOGIES, INC.

Global Fashion Technologies, Inc.
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets:
Cash	$1,969	$17,389
Accounts receivable	46,730	-
Inventory	437,300	45,000
Total current assets	485,999	62,389

Property, plant and equipment, net	22,199	-
Security deposits	28,000	-
Investments	4,000	-
Due from affiliated companies	82,385	-

Total assets	622,583	62,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	166,461	75,057
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	981,226	978,006
Unsecured notes and accrued interest payable	114,041	109,012
Convertible notes and accrued interest,	425,115	410,115
Advances from related party	941,239	79,599

Total current liabilities	2,968,082	1,991,789

Commitments and contingencies

Stockholders' deficit
Preferred stock $.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 300,000,000
shares authorized, 737,866 and 623,580
issued and outstanding	784	624
Additional paid-in capital	5,582,104	5,535,484
Stock subscriptions received	849,519	849,519
Accumulated deficit	(8,547,406)	(8,315,227)
Total stockholders' deficit Global Fashion
Technologies, Inc.	(2,114,799)	(1,929,400)
Non-controlling interest	(230,700)	-
Total stockholders' deficit	(2,345,499)	(1,929,400)
Total liabilities and stockholders' deficit	$622,583	$62,389

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc.
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$--	$--	334,257	--

Costs of goods sold	--	--	472,463	--

Gross profit	--	--	(138,206)

Operating expenses:
General and administrative	27,045	--	298,854	--
Research and development	--	--	5,789	--

Total operating expenses	27,045	--	304,643	--

Income (loss) from operations	(27,045)	--	(442,849)	--

Other income (expense)
Interest expense and financing costs	6,677	10,068	20,030	20,137

Total other expenses	6,677	10,068	20,030	20,137

Income (loss) beforre provision for income taxes	(33,722)	(10,068)	(462,879)	(20,137)

Provision for income taxes	--	--	--	--

Net income (loss)	$(33,722)	$(10,068)	(462,879)	(20,137)

Net loss attributable to non-controlling interests	907	--	230,700	--

Net loss attributable to Global Fashion
Technologies, Inc.	(32,815)	(10,068)	(232,179)	(20,137)

Net income (loss) per common share	$(0.05)	$(0.02)	(0.63)	(0.00)

Weighted average common shares outstanding	737,866	411,755	737,866	518,980

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc.
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended September 30,
	2014	2013
Cash flows from operations:
Net income (loss)	$(232,179)	$(20,137)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,700	--
Minority interest	(230,700)	--
Changes in assets and liabilities:
Inventory	(392,300)	--
Accounts receivable	(46,730)	--
Accounts payable	91,404	--
Accrued interest	20,029	20,137
Net cash used in operating activities	(786,776)	--

Cash flows from investing activities:
Security deposits	(28,000)	--
Acquisition of fixed assets	(25,899)	--
Acquisition of investments	(4,000)	--
Net cash used in investing activities	(57,899)

Cash flows from financing activities:
Advances to affiliated companies	(82,385)	--
Proceeds from note payable	50,000
Advances from affiliated companies	861,640	--
Net cash provided by financing activities	829,255	--

Net decrease in cash	(15,420)	--
Cash at beginning of period	17,389	--
Cash at end of period	$1,969	$--

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	--	--
Income taxes	$--	$--

Non-cash financing sources:
Common stock issued by reduction of debt	$46,780	$--

The accompanying notes are an integral part of these financial statements

Global Fashions Technology Group Inc.. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

On August 4, 2014, the Board of Directors of the Company and the majority shareholders of the Company, approved a reverse stock split of the outstanding shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-350 (the “Reverse Stock Split”) effective at 5:00 p.m. EDT on August 15, 2014.  The Amendment was filed with the Secretary of State of Nevada on August 6, 2014, and is scheduled to be effective on August 15, 2014 at 5:00 p.m EDT.  As a result of the reverse stock split, every 350 of the Company’s old authorized common stock will be converted into one share of the Company’s new authorized common stock.  All references to common stock shares have been adjusted to reflect the results of the reverse stock split.

Global Fashions Technology Group, Inc.  is the holding company. During the fourth quarter, 2013 the Company became involved in the manufacturing and global distribution of ladies apparel.  Trident Merchant Group, Inc. is an operating subsidiary which is a “value added” strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of it’s client company’s balance sheet and going public process.  During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC which it controls 51% of.  The non-controlling interest is recorded in the stockholders’ equity section.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, seven years. Depreciation for the nine months ended September 30, 2014 was $3,700.

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

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the nine months ended September 30, 2014 and 2013 was $186 and $-0-.

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

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the nine months ended September 30, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At September 30, 2014 or 2013 the Company had no amounts in excess of the FDIC limit.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2014 and 2013, potential dilutive securities were convertible notes that are convertible into 285,714 shares of common stock.   The potential dilution associated with convertible note was excluded from the calculation for the nine months ended September 30, 2014 and 2013 as it will create an anti-dilutive effect.

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

Common Stock

As of September 30, 2014 and December 31, 2013, the Company has 737,866 and 623,580 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, common stock subscriptions of $849,519 and $849,519 have been received on September 30, 2014 and December 31, 2013, respectively.

Note 4 – Accounts and Notes Payable

Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $653,841.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $981,226 and $978,066 at September 30 , 2014 and December 31, 2013 respectively.  On March 31, 2013 the Company’s Board of Directors issued a “Moratorium on Accrued Interest” stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.

On May 2, 2014 the Company issued a secured promissory note to an individual in the amount of $50,000 payable at 15% interest and due on June 2, 2014.  At September 30, 2014 this note has not been paid.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $114,041 and $109,012 at September 30, 2014 and December 31, 2013 respectively

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $425,115 and $410,115 at September 30, 2014 and December 31, 2013.

The Bridge Notes

The Company’s $250,000 Bridge Notes had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are currently in default, and are included in the accompanying financial statements as current liabilities.  The principal amount of each Bridge Note is convertible, at the option of the holder at anytime into shares of the Company’s common stock at the rate of $0.0007 per share. The Company may at its election, pay the interest due on the Bridge Notes in shares of common stock at the rate of $0.0014 per share.

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

On September 22nd 2014 the Company  announced that it has completed agreements with Pure System International Ltd. that call for joint efforts to develop a new business dedicated to fiber rejuvenation. Addressing the a worldwide problem that results in trillions of pounds of textiles being disposed of annually, the partnership will produce a sustainable textile fiber through a highly patented process that returns the textile to a fiber state and prepares the fiber for a variety of new textile end uses.  The company is currently considering multi locations for it production facilities as it gears up for initial production in Spring 2015.  Global Fashion Technologies Inc is dedicated to marketing branded apparel and related textiles throughout the worldwide markets. Pure System International and Pure Sustainable Product Technologies Inc are dedicated to finding innovative procedures to "up cycle" components found within the global waste stream to develop superior performing products.

On October 31, 2014 Global Fashion Technologies, Inc  announced that it has purchased a 40 acre site including a 165,000 sq ft manufacturing facility in Belen New Mexico. Global is partnering with Pure Systems International, LTD to create and operate a new state of the art Textile Fiber Rejuvenation plant at this location.  Sustainable products is a very large silo of opportunity since it at the top of the list of the most important things that CEOS of Fortune 500 companies are concentrating on according to research that was done by Verdantix.  This paradigm shift in corporate policy positions the Company right in the middle of the vast sustainable fiber need of many major consumer product companies.

Note 10 -  Operating Segments

For the nine months ended September  30, 2014 the Company’s revenues were $193,248 from consulting, all of which was from sources within the United States, and $141,009 from the sale of ladies fashions, all of which were from sources in Korea.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Mr. Mike Rosenbaum, Mr. Omar Barrientos and Mr. Chris Giordano continue to serve on the Board of Directors of Global Fashion Technologies and will do so thru the period of time necessary to allow the company to restructure its balance sheet and create shareholder value through its advisory business and apparel divisions.

During the 2nd quarter we appointed Mr. Thomas Witthuhn as our Chief Executive Officer and member of the Board of Directors.  During the 3rd quarter we name Mr. Michael Breen and Mr. Robert

In Q3 we completed the a Name Change and Reverse Stock Split process effectively and strategically repositioning the company into the Branded Textile and Apparel market categories.   Global Fashion Technologies continues that strategic refocus on the Textile and Apparel business.

We have two apparel brands Avani and Cabe Studios that are marketed in the US and internationally.  We continue to explore acquisitions and joint ventures within the Textile and Apparel business in order to create shareholder value. We continue to evaluate additional apparel brands that will bring considerable upside to the company.  We are also evaluating Licensed brands that will expedite entry into market segments that are natural extensions on our current expertise.

In Q3 Global announced an exclusive Strategic Alliance with Pure System International that positions Global as a market leader in the Rejuvenated Fiber market.  The “eco-revolution” of reclaiming and up cycling production waste fabrics into superior performing rejuvenated fabrics positions Global for substantial long term growth. Global has created a wholly owned subsidiary to manage and control this venture which will market fiber into all segments of the Textile markets

In October 2014 Global announced a substantial incentive agreement with the State of New Mexico in conjunction with the purchase of a production facility to be used on Fiber Rejuvenation.  This 40 acre site currently contains a 165,000 sq ft manufacturing facility.  The current facility will support the processing of over 150 million pounds of fiber, prior to executing any plans for expansion of production space. We have begun discussions regarding additional manufacturing locations for the Rejuvenated Fiber business based on market demand.

The  Board Members are not compensated in the form of a salary but are being reimbursed for any expenses related to our intended Plan of Operation. As part of our new business model we rely on the expertise of our board members and their expertise in the textile industries as well as other areas including corporate and strategic planning, recapitalizations, merger and acquisitions.

Results of Operations

Our operating results for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$Nil	$Nil	$334,257	$Nil
Cost of Goods Sold	$Nil	$Nil	$472,463	$Nil
Operating Expenses	$27,045	$Nil	$298,854	$Nil
Interest Expenses	$6,677	$10,068	$20,030	20,137
Net Loss	$(33,722)	$(10,068)	$(462,879)	$(20,137)

Expenses

Operating expenses for the three and nine month period ended September 30, 2014, increased by 100% as compared to the comparative periods in 2013 primarily as a result beginning of our operations

Revenue

For the nine months ended September 30, 2014 the Company’s revenues were $193,248 from consulting, all of which was from sources within the United States, and $141,009 from the sale of ladies fashions, all of which were from sources in Korea.

Liquidity and Capital Resources

Working Capital (Deficit)

	At	At
	September 30,	December 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$485,999	$62,389	$679%
Current Liabilities	$2,968,082	$1,991,789	$49%
Working Capital (deficit)	$(2,482,083)	$(1,929,400)	$29%

Cash Flows

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2014		2013
Net Cash Provided by (Used in) Operating Activities	$(786,776)	$	Nil
Net Cash Provided by (Used in) Investing Activities	$(57,899)	$	Nil
Net Cash Provided by Financing Activities	$829,255	$	Nil
Net Increase (Decrease) in Cash During the Period	$(15,420)	$	Nil

As of September 30, 2014, we had $1,969 in cash, $485,999 in total current assets, $2,968,082 in total current liabilities and a working capital deficit of $2,482,083. As of December 31, 2013, we had a working capital deficit of $1,929,400.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Global Fashion Tehnologies, Inc.

Date November 19, 2014	/ s/ Chris Giordano
President, Treasurer
Co-Chairman of the Board