Form 10-K/A
period 2013-12-31
Global Fashion Technologies, Inc.
filed 2015-05-07
CIK 1338929

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

(a) Directors and executive officers:

Name	Age	Position

Omar Barrientos	70	Secretary, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director

Christopher Giordano	58	President, Treasurer and Chairman

Michael Rosenbaum	75	Director

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

(a). Two Million Options were granted to Mr. Michael Rosenbaum as part of his agreement to become a Director of the Company.

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

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Christopher Giordano (1)Director	12,375,163	5.67%

Omar Barrientos Director	4,000,000	1.83%

Michael Rosenbaum (2)Director	2,000,000	0.91%

All officers and directors as a group	18,375,163	8.41%

Jonathan Schultz	23,875,000	10.93%

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

In addition to the foregoing, Christopher Giordano beneficially owns 200,000 shares of Class B Preferred Stock, which is 100% percent of the outstanding shares in the class.  The Class B Preferred shareholders vote together with the common stock as a single class and the holders of Class B Preferred are entitled to 10,000 votes per share.

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

PREMIERE OPPORTUNITIES GROUP, INC.

Dated: May 6, 2015	By: /s/ Omar Barrientos

Omar Barrientos

Secretary, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	Secretary, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director	May 6, 2015

By: /s/ Christopher Giordano Christopher Giordano	President, Treasurer and Chairman	May 6, 2015

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