Form 10-K
period 2014-12-31
Global Fashion Technologies, Inc.
filed 2016-02-03
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K
_______________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2014

Commission File Number: 000-1338929

Global Fashion Technologies, Inc.
(Name of small business issuer in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2001 Route 46
Waterview Plaza
Suite 201
Parsippany, New Jersey  07054

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(973 291-8900)
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
Yes [ ] No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X ]

The Issuer’s Revenues for year ended December 31, 2014 were: $193,248

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2014, was: $635,812

Number of shares of the registrant's common stock outstanding as of December 31, 2014 is: 1,758,500 shares.

Global Fashion Technologies, Inc.

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

In this annual report on Form 10-K the terms "Premiere," "Company," "we," "us" and "our" refer to Global Fashion Technologies, Inc. and its subsidiaries.

 ITEM 1.     DESCRIPTION OF BUSINESS OUR COMPANY

Our principal offices are located at 2001 RT 46, Suite 201,  Parsippany, New Jersey  07054. Our telephone number is 973-291-8900

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

Current Business Plan

Since ceasing the publishing operations of the former company and management, our operations consist solely of utilizing the expertise of our Board Members and outside agents to further the efforts our Advisory Services business plan thru a wholly-owned subsidiary known as Trident Merchant Group, Inc which generates revenue through both cash and/or equity owned in the client company.

In 2012 Direct LED a client of our Company via Trident Merchang Group filed an S-1 registration statement which was declared effective by the Securities and Exchange Commission in January of 2013 and we expect to file a 15c2-11 with FINRA in the future to begin trading in the common stock.  Trough Trident Merchant Group, the Company maintains an equity position in Direct LED.

During 2014, Trident Merchang Group continued to advise its client, Flex Fuel Technologies.

In addition, during 2013 Trident Merchant Group signed an advisory agreement with Hispanica Delights of America which is now trading on the OTC Pink.  Although Trident Merchant Group’s services have been completed for Hispanica Delights of America, the Company still maintains an equity position in Hispanica Delights of America.

Although it is hopeful that the client companies will establish a public market for their common stock and if successful would be beneficial for Global Fashion Technologies, Inc. and its shareholders, there can be no assurance that such events will be successful.

In 2014, Global Fashion Technologies, Inc. stopped developing a footprint in the apparel business due to cash restraints and logistics and during the current year we ceased agreements with all third parties to distribute their products into SE Asia and China

We also dissolved our majority owned joint venture with Cabe Studio a US based Couture Fashion designer

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

Our indebtedness is substantial and as of December 31, 2014, we were still in the process of resolving any outstanding indebtedness.

We have written down a substantial portion of our vendor debt in order to further the efforts of cleaning up our balance sheet.

We have also eliminated thru conversions the vast majority of the Unsecured Convertible Note Holders. The total stock issued in conjunction with the conversions in 2014 was 89,000 shares.

We are now in the process of transitioning from an advisory company to a corporate uniform manufacturing and supply Company thru an exclusive license we signed with Pure System International, LLC a global leader in the fiber recycling field. The Company plans on spending all of its efforts in developing this as its sole business in 2016 and beyond. The financing of such business opportunity we expect to complete in 2016

Employees and Consultants

We have terminated all personnel involved in publishing.  As of December 31, 2014, we have no employees.

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

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2014 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since the company began operations in 2004 as a publishing company and thru the most current period while initiating our new business model we have not generated enough revenue to exceed our expenditures within any twelve month fiscal period. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. As of December 31, 2014 our bank account was not overdrawn but we had under $10,000 cash on hand. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

We have substantial amount of debt which must be liquidated prior to entering an acquisition of an operating company. We have made and continue to make significant progress in negotiating our debt for equity based exchange offers with our creditors.

We have converted the vast majority of the Unsecured Convertible Promissory Note Holders as well as the Secured Note held by Mr. Chris Giordano the Company's Chairman. In the event we cannot settle the balance of our debts or obtain additional financing we will we will not be able to acquire an operating business nor close a joint venture and we may be forced to suspend all public reporting with the SEC and in the extreme case possibly liquidate the company.

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

We are presently authorized to issue 300,000,000  shares of common stock, approximately 1,134,304 of which have been  issued in 2014.  All of our unissued shares are reserved for issuance to cover issuance obligations and for the potential exercise of outstanding options, warrants and conversion of notes.  We do not have sufficient authorized and unissued shares to cover the exercise of currently outstanding options, warrants, and conversion obligations, in view of our current stock price, our authorized and unissued shares will not be sufficient should we need to raise additional funding through the sale of our securities.

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

We will not generate any significant revenue or earnings in the near future .

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

We are not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently relieved small reporting companies (under $75,000,000 market cap) from Section 404 compliance under Sarbanes Oxley.  GFTI is not required to have an audit of its internal controls.

 ITEM 2.     PROPERTIES

The Company currently leases office space in Parsippany, New Jersey.

ITEM 3.     LEGAL PROCEEDINGS

As of December 31, 2014, there were no pending legal proceedings involving the Company.

As of the date of this filing, the Company is a party to one pending litigation matter entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent.  GFTI does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff.  A judgment of eviction was entered, but GFTI does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction.  The plaintiff is also seeking unpaid rent in the amount of $26,595.45.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “GFTI.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal year 2014, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2014 was $1.00 per share. As of December 31, 2014, there were 126 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2014

First Quarter	$2.45	$2.04

Second Quarter	$3.15	$1.40

Third Quarter	$3.50	$1.50

Fourth Quarter	$3.50	$1.50

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 126 stockholders of record of our common stock on December 31, 2014.

ITEM 6.                      SELECT FINANCIAL DATA

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

A. Discontinued Operations

We have continued to incur significant losses since our inception. During fiscal  2014, we recognized losses of $1,463,926 attributable to Global Fashion Technologies, Inc. , and we had an accumulated deficit of $9,779,153  as of December 31, 2014.

For the year ended December 31, 2014, we have incurred a net loss from discontinued operations of $870,045 from the losses in the subsidiary, Leading Edge Fashions, LLC.

We have a working capital deficit of $2,973,281 as of December 31, 2014.

On September 20, 2007 several of our creditors filed for involuntary bankruptcy liquidation of our principal operating subsidiary Sobe Life LLC (“Sobe”).  As of 2007 the operating subsidiary has been abandoned and the Secured Lien held by RR Donnelly & Co, Inc. was purchased by Chris Giordano our Co-Chairman and is held in the form of a Secured Promissory Note.

Overview and Recent Transactions.

To date the company has been and continues to be funded primarily by our Co-Chairman Chris Giordano during what is our development stage. In the event the as needed funding were to be interrupted the Company may be forced to suspend all public reporting with the SEC.

The Company has signed an investment banking agreement with Network 1 Financial a fully licensed FINRA member to advise and on a best efforts basis raise capital when needed for the future venue of the Company.

The company in 2010 made the decision of  transitioning from a publishing company to a corporate advisory company which will render expertise to both private and public companies in the areas  of capital structure, capital markets access, mergers and acquisitions, management led buyouts out of court restructurings,  recapitalization and bankruptcy planning.

The company continued to fortify this effort by continually seeking out and bringing highly qualified and talented individuals to the Board of Directors as well as agents for the company whom are willing to work for stock options.

We have not paid any salaries and do not expect to in the near future until there is adequate financing for the Company and its intended business.  Our Board members will be reimbursed for any out of pocket expenses related to their service as a Board Member but not be paid for attending Board meetings.

We are now in the process of transitioning from an advisory company to a corporate uniform manufacturing and supply Company thru an exclusive license we signed with Pure System International, LLC a global leader in the fiber recycling field. The Company plans on spending all of its efforts in developing this as its sole business in 2016 and beyond. The financing of such business opportunity we expect to complete in 2016.

B. Plans to Divest the Advisory Business Model

Our operations in the past has consisted of building our advisory services business, attempting to settle our considerable debt, and also to identify and complete a business combination or joint venture as well to comply with our reporting obligations under federal securities laws.

At this time we expect to concentrate fully on the creation and expansion of our corporate uniform manufacturing business and divest Trident Merchant Group, Inc a subsidiary of Global Fashion Technologies. In the process of the divestiture we will explore the idea of distributing to our shareholders the proportionate amount of common stock held by Trident Merchant Group, Inc in each client company.

In the event it becomes too expensive, complex or problematic to do so then the shares in such companies will be held by Global Fashion Technologies until such time that they can be liquidated to enhance the Company's cash position or pay down debt.

Liquidity and Capital Resources

Net cash at the end of December 31st, 2014 was $755.

Net cash used in operations was $607,135 for the year ended December 31, 2014.

Net cash provided by financing activities was $590,500 for the year ended December 31, 2014.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by §229.10(f)(1) and is therefore not required to provide the information required by this Item.

ITEM 8.                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-13.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Christopher Giordano, the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2014), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, Christopher Giordano concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

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

Our President/Treasurer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting as the Company is neither an accellerated filer nor a large accelerated filer as defined by §240.12b-2.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President/Treasurer also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Item 9B.     Other Information.

On September 16, 2014, the Company elected Robert Schneidermann and Michael Breen to be directors of the Company.  Pursuant to the Company’s by-laws, all of the directors shall serve a term of one year, or until the next annual meeting of stockholders, or until a successor is elected.  The number of directors of the Company was amended to six(6).  None of the directors of the Company will receive any compensation at this time for serving as a director of the Company.  None of the directors will serve on any committees as none exist at this time.  In addition, none of the directors have any family relationships with any other director or officer of the Company, and there are no transactions in which the directors have an interest requiring disclosure under Item 404(a) of Regulation S-K.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers, as of December 31, 2014, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Omar Barrientos	72	Director	December 14, 2007
Michael A. Breen	56	Director	September 16, 2014
Christopher H. Giordano	60	President, Treasurer and Director	August 4, 2010
Michael Rosenbaum	77	Director	May 8, 2014
Robert Schneiderman	71	Director	September 16, 2014
Thomas Witthun	60	Secretary and Director	May 8, 2014

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

(c)           Identification of certain significant employees.

As of December 31, 2014, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d)           Family relationships.

There are no family relationships between any directors and/or executive officers.

(e)           The business experience of the directors and executive officers.

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

Michael A. Breen has been serving as a member of our Board of Directors since September 16, 2014. Since 1991, Mr. Breen has been practicing law in his own private practice with offices in Bowling Green and Scottsville, Kentucky.  Mr. Breen graduated from the University of Kentucky College of Law in Lexington, Kentucky in 1983.  In 1980, Mr. Breen earned a B.A. from the University of Kentucky, in Lexington, Kentucky and was Phi Beta Kappa.  Mr. Breen is a member of the Kentucky and Tennessee Bar Associations.  Mr. Breen’s career has been marked by a number of noteworthy accomplishments. In 1995, Mike was certified as a civil trial specialist by the National Board of Trial Advocacy. He also enjoys speaking and writing on the law and in 1996 published a book on insurance called Bad Faith in Kentucky: a Primer. It is the leading work on the subject. In 1996, Mr. Breen received his "AV" rating from Martindale-Hubbell, a national attorney rating service. It is the highest ranking a lawyer can receive.  Mr. Breen’s legal acumen makes him a valuable resource to the Company’s Board of Directors
.

Robert Schneiderman was the founder of ScripsAmerica Inc., (SCRC) which started operations in 2010.  As of December 31, 2014, he was its CEO as well as a member of the Board of Directors. He has guided the Company to its status of generating over $30,000,000 in revenue in 2014 and becoming a profitable operation. Mr. Schneiderman has an extensive background of accomplishments. His experience includes using his established network to facilitate the financing of public and non public companies and assisting with mergers and acquisitions. He has been involved with marketing and consulting on a vast array of projects. These projects have included expansion of clients’ customer base via product development, placement into mass retail, development of marketing programs, and effectively establishing and maintaining communications between all involved parties. Mr. Schneiderman possesses expertise in implementing marketing strategies, developing advertising-media programs, project management, structuring of operational systems, facilitation of client needs, procedures, expanding marketing channels, liaison between marketing channels-services and clients, as well as contract negotiations. Mr. Schneiderman has had personnel, operations, financial management and supervisory experience for 32 years as CEO of a prominent Philadelphia recruiting firm. In addition, he has served as committee chairman for charity and community service organizations guiding, advising, recruiting and motivating volunteers and has engaged in hands-on supervision and activity in the areas of fundraising, gala events, special event planning, social event planning, enhancement of membership recruitment procedures, writing of newsletter articles, and speeches. Mr. Schneiderman earned a B.S. in Business from Temple University

As of December 31, 2014, Thomas Witthun was the Secretary of the Company and a member of its Board of Directors.   Since 2009, Mr. Witthuhn has been serving as the Chief Executive Officer and Managing Director of Avani Holdings, LLC (d/b/a Avani Activewear).  Mr. Witthuhn has been serving a member of the board of directors of Heritage Sportswear, a $200 million distributor of core apparel that services non-end use consumers. From 1998 to 2006, Mr. Witthuhn served as the Senior VP of International Operations & Global Licensing. Mr. Witthuhn has over thirty years of senior management and sales experience and has held senior positions in substantial public companies such as Fruit of the Loom, Jockey International and most recently before purchasing Avani Clothing as CEO at Delta Galil USA.

 (f)            Involvement in certain legal proceedings.

None.

(g)           Promoters and control persons.

None.

(h)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2014 all other such filing requirements applicable to our officers and directors were complied with.

(i)     Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 2001 Route 46, Suite 201, Parsippany, New Jersey 07054.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual compensation paid in 2014 to the Company's executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Comp.	Change in pension value & nonqualified deferred compensation earnings	All Other Comp.	Total
Christopher H. Giordano President, Treasurer & Director (PEO)	2014	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Thomas Witthun Secretary & Director	2014	$93,461	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Omar Barrientos Director (PFO)	2014	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

On November 15, 2014, the Company granted the following stock options to its executive officers, each intended to qualify as a “incentive stock option” as defined under Section 422 of the Internal Revenue Code:

Optionee:	Number of Option Shares:	Exercise Price:
Christopher H. Giordano -President, Treasurer and Director	500,000	$2.00
Michael J. Rosenbaum -Director	250,000	$2.00
TOTAL:	750,000	--

The options granted to Messrs. Giordano and Rosenbaum have the following identical terms: The term of each option is 10 years from the date of grant each option vests according to the following schedule: 50% upon the Company generating $3 million in EBITDA in any 12 month period following the grant date of the option.  The remaining 50% shall vest upon the Company generating in excess of $6 million in EBITDA in any subsequent period following the vesting of the first 50% of the option.  The option may be exercised, to the extent vested, for up to one (1) year optionee ceases to be a service provider, or such longer period as may be applicable upon the death of disability of the optionee, but in no event later than the expiration date of the option.  The Company has the right of first refusal to purchase any of the shares of Common Stock issued upon the exercise of the option, unless such shares of Common Stock are to be sold to the public pursuant to an effective registration statement (e.g. Form S-8)

In 2014, the Company issued the following restricted stock grants to Messrs. Barrientos, Schneiderman and Breen in consideration for serving as members of the Company’s Board of Directors:

Grantee:	Number of Shares:
Omar G. Barrientos -Director	50,000
Robert Schneiderman -Director	50,000
Michael A. Breen -Director	50,000

Director Compensation

The Company has not compensated our Board members for their participation on the Board and does not have any standard or other arrangements for compensating them for such services.   The Company may issue shares of common stock or options to acquire shares of the Company’s common stock to members of teh Board in consideration for their services as members of the Board.  The Company does expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

Securitty Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of our common stock that were beneficially owned as of December 31, 2014, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 1,908,500 beneficially owned shares outstanding on December 31, 2014 . The address of each director and executive officer listed below is c/o Global Fashion Technologies, Inc., 2001 RT 46, Waterview Plaza, Suite 201, Parsippany, New Jersey.

Title of Class	Name and Title	Number of Shares Beneficially Owned	Percentage of Class

Directors & Officers	Christopher H. Giordano President, Treasurer & Director	35,359 (1)	1.9%

Directors & Officers	Thomas Witthun Secretary & Director	0	*

Directors & Officers	Michael J. Rosenbaum Director	190,076 (2)	10.0%

Directors & Officers	Omar G. Barrientos Director	61,432	3.2%

Directors & Officers	Robert Schneiderman Director	50,000	2.6%

Directors & Officers	Michael A. Breen Director	50,000	2.6%

	Officers & Directors as a group (6 persons)	386,867	20.0%

5% Shareholders	Neil Bortz	250,000	13.0%

*Represents less than 1%

Notes:

(1) Includes:  (a) 5,715 shares of Common Stock held by Birchwood Capital Advisors, LLC, of which Christopher H. Giordano has voting and dispositive control, (b) 13,072 shares of Common Stock held by Bella Capital Holdings, (c) 16,572 shares of Common Stock held by Isabella Giordano.

(2)  Inclues shares of Common Stock held by Maj Rosenbaum.

In addition to the foregoing, Christopher Giordano beneficially owns 100,000 shares of Class B Preferred Stock, which is 100% percent of the outstanding shares in the class.  The Class B Preferred shareholders vote together with the common stock as a single class and the holders of Class B Preferred are entitled to 10,000 votes per share.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2014, the Company’s only equity compensation plain was with Thomas Witthuhn.  Mr. Witthuhn was the holder of an option which would allow him to purchase up to five-percent(5%) of the Company’s common stock at a price of $0.01 per share.  Two-and-one-half-percent (2.5%) was exerciseable upon gross revenues of $1,000,000, and the remaining two-and-one-half-percent (2.5%) was exerciseable upon gross revenues of $2,000,000.  Since December 31, 2014, Mr. Witthuhn is no longer with the Company and this option no longer exists.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

Transactions with related persons.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any interest, direct or indirect, in any transaction, the amount of which exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years.

 Corporate Governance

 The Company has not had a promoter at any time during the last five fiscal years.  In addition, there are no parents of the Company.

Director Independence

The directors of the Company are also the executive officers of the Company as well as direct and/or beneficial shareholders of the Company and therefore are not independent directors. Members of the Company's management may become associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company's affairs as is reasonably needed.

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

Board meetings and committees; annual meeting attendance; Nominating committee

The Board of Directors do not meet on a regular basis and take action as and when required. The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

ITEM 14.     EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
4.1	Form of 8% Convertible Promissory Note*
4.2	Form of 8% Senior Convertible Promissory Note*
10.1	Joint Venture Agreement with Cabe Studio, LLC dated April 9, 2014***
10.2	Letter of Intent with Global Products Holding Corp., Inc. dated June 24, 2012***
10.3	Letter of Intent with Avani Holdings, LLC dated March 25, 2014***
14.1	Code of Ethics****
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Rule 1350 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Filed herewith
****	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Fashion Technologies, Inc

Dated: February 2, 2016	By: /s/ Christopher Giordano

Christopher Giordano

Principal Executive Officer,, President, Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	Principal Accounting Officer, Principal Financial Officer andDirector	February 2, 2016

By: /s/ Christopher Giordano Christopher Giordano	Principal Executive Officer, President, Treasurer and Chairman	February 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Global Fashion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Fashion Technologies, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Fashion Technologies, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to consolidated financial statements, the Company has incurred accumulated deficits of $9,779,153 and $8,315,227 as of December 31, 2014 and 2013, respectively that include losses of $1,890,248 and $101,185 for the years ended December 31, 2014 and 2013, respectively. These factors raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
January 19, 2016

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$755	$17,389
Deposits on inventory	-	45,000

Total current assets	755	62,389

Total Assets	755	62,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	98,471	75,057
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	1,032,556	978,006
Unsecured notes and accrued interest payable	115,718	109,012
Convertible notes and accrued interest,	430,115	410,115
Advances from related party	87,131	79,599
Current liabilities from discontinued operations	870,045	-

Total current liabilities	2,974,036	1,991,789

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.35 par value, 300,000,000
shares authorized, 1,758,500 and
624,196 shares issued and outstanding	614,869	218,254
Additional paid-in capital	5,825,806	5,317,854
Stock subscriptions received	791,319	849,519
Accumulated deficit	(9,779,153)	(8,315,227)
Total Global Fashions Technology Group, Inc. stockholders' deficit	(2,546,959)	(1,929,400)
Non-controlling interest	(426,322)	-
Total stockholders' deficit	(2,973,281)	(1,929,400)

Total liabilities and stockholders' deficit	$755	$62,389

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consoloidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

Revenues	$193,248	$50,223

Operating expenses:
General and administrative	1,185,495	109,990

Loss from operations	(992,247)	(59,767)

Other income (expense)
Interest expense and financing costs	(27,956)	(41,418)

Loss from continuing operations before income tax	(1,020,203)	(101,185)

Provision for income taxes	-	-

Loss from continuing operations	(1,020,203)	(101,185)

Loss from discontinued operations, net of tax	(870,045)	-

Net loss	(1,890,248)	(101,185)

Net loss attributable to non-controlling interests	426,322	-

Net loss attributable to Global Fashions Technology Group, Inc.	(1,463,926)	(101,185)

Net loss per share from continuing operations	$(0.91)	$(0.20)
Net loss per share from discontinued operations	$(0.40)	$0.00
Total	$(1.31)	$(0.20)

Weighted average common shares outstanding	1,121,283	497,235

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013

		Global Fashion Technologies , Inc. Stockholders
						Additional
		Class B Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Non-Controlling
	Total	Shares	Amount	Shares	Amount	Capital	(Deficit)	Received	Interest

Balance, December 31, 2012	$(1,867,715)	200,000	$200	436,582	$152,654	$5,326,054	$(8,214,042)	$867,419	$-

Stock subscriptions received	39,500	-	-	-	-	-	-	39,500	-

Common stock issued	0	-	-	187,614	65,600	(8,200)	-	(57,400)	-

Net loss	(101,185)	-	-	-	-	-	(101,185)	-	-

Balance, December 31, 2013	$(1,929,400)	200,000	$200	624,196	$218,254	$5,317,854	$(8,315,227)	$849,519	-

Common stock issued to convert notes payable	146,700	-	-	270,089	94,438	52,262	-	-	-

Common stock issued for services	316,698	-	-	114,538	40,049	276,649	-	-	-

Common stock issued for proceeds	382,969	-	-	725,654	253,729	129,240	-	-	-

Common stock issued for subscription	-	-	-	24,023	8,400	49,800	-	(58,200)	-

Net loss	(1,890,248)	-	-	-	-	-	(1,463,926)	-	(426,322)

Balance, December 31, 2014	$(2,973,281)	200,000	$200	1,758,500	$614,869	$5,825,805	$(9,779,153)	$791,319	$(426,322)

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,890,248)	$(101,185)
Loss from discontinued operations	870,045	-
Net loss from continuing operations	(1,020,203)	(101,185)
Stock issued for services	316,698	-
Changes in assets and liabilities:
Deposit in inventory	45,000	(45,000)
Accounts payable	23,414	3,057
Accrued interest	27,956	41,418
Net cash used in operating activities of continued operations	(607,135)	(101,710)

Cash flows from financing activities:
Proceeds from issuance of notes payable	200,000	-
Proceeds from issuance coomon stock	382,969	-
Advances from related party	7,532	79,599
Stock subscriptions received	-	39,500
Total cash flows provided by financing activities	590,500	119,099

Net increase in cash	(16,634)	17,389
Cash at beginning of period	17,389	-
Cash at end of period	$755	$17,389

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	-	-
Income taxes	$-	$-

Supplemental schedule of non-cash investing
and financing activities:

For the year ended December 31, 2014
During the year ended December 31, 2014 the Company issued 270,089 shares of common stock to convert notes payable totaling $146,700.
During the year ended December 31, 2014, the Company issued 24,023 shares of common stock from subscriptions received in prior years.
For the year ended December 31, 2013
During the year ended December 31, 2013, the Company issued 187,614 shares of common stock from subscriptions received in prior years.

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 – Description of Business

Global Fashion Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005.  On July 19, 2012 the Company filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 200,000,000.  On December 9, 2013 the Company filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 300,000,000.

On August 4, 2014, the Board of Directors of the Company and the majority shareholders of the Company, approved a reverse stock split of the outstanding shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-350 (the “Reverse Stock Split”) effective at 5:00 p.m. EDT on August 15, 2014.  The Amendment was filed with the Secretary of State of Nevada on August 6, 2014, and took effect on August 15, 2014 at 5:00 p.m EDT.  As a result of the reverse stock split, every 350 shares of the Company’s old authorized common stock will be converted into one share of the Company’s new authorized common stock.  All references to common stock shares have been adjusted to reflect the results of the reverse stock split.

Global Fashion Technologies, Inc. is the holding company.  During the fourth quarter, 2013 the Company became involved in the manufacturing and global distribution of ladies apparel.  Trident Merchant Group, Inc. is an operating subsidiary which is a “value added” strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of its client company’s balance sheet and going public process.  During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC which it controls 51% of.  The non-controlling interest is recorded in the stockholders’ equity section. Effective December 31, 2014 the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $9,779,153 and $8,315,227 as of December 31, 2014 and 2013, respectively that include losses of $1,890,248 and $101,185 for the years ended December 31, 2014 and 2013, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Trade Accounts Receivable

Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.  The Company’s accounts receivable balances were $-0- and $-0- as of December 31, 2013 and 2014.

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

Revenue Recognition

Revenue for the women’s fashion division is recognized at the point-of-sale for retail store sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for the consulting division. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at stores and through the Company’s direct-to-consumer channel is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company’s need to collect outstanding accounts receivable for its retail and direct-to-consumer channel is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its consulting service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for consulting services are recognized as a sale upon completion of service.

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

Advertising expenses

Advertising costs are expensed when the advertising takes place. The total advertising expenses included in the consolidated statement of operations for the years  ended December 31, 2014 and 2013 was $186 and $-0-.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2014 and 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2011 through 2014.

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

Recently Issued Accounting Pronouncements

In September, 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805):  Simplifying the Accounting for Measurement Period Adjustments or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period calculated as if the accounting had been completed at the acquisition date.  Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts.  The amendments in ASU 2015-16 are to be applied prospectively upon adoption.  The adoption of the provisions of ASU 2015-16 upon issuance did not have a material impact on our consolidated financial position, results of operations or cash flows.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Concentration of credit risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2014 or 2013 the Company had no amounts in excess of the FDIC limit.

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

Note 3 – Capital Stock

Preferred stock

The Company has designated a “Class B Convertible Preferred Stock” (the “Class B Preferred”.  The number of authorized shares totals 1,000,000 and the par value is $.001 per share.  The Class B Preferred shareholders vote together with the common stock as a single class.  The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share.  The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the company.  The Class B Preferred stock holders are entitled to receive dividends at the rate of 8% per annum, and are accrued daily.  The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control.  In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

During the fourth quarter, 2011, a total of 200,000 shares of the Series B Preferred Stock were issued to a related party for legal and accounting fees paid for the Company’s benefit in the amount of $7,500.

Common Stock

As of December 31, 2014 and December 31, 2013, the Company has 1,758,500 and 624,196 shares of its $0.35 par value common stock issued and outstanding, respectively.   In addition, common stock subscriptions of $791,319 and $849,519 have been received on December 31, 2014 and December 31, 2013, respectively.

Note 4 – Accounts and Notes Payable

Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company (“Donnelly”) on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company’s assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $601,048.  This note was subsequently sold to a Director of the Company.  The balance of this note plus accrued interest totals $ 931,306 and $ 978,006 December 31, 2014 and December 31, 2013 respectively.  On March 31, 2013 the Company’s Board of Directors issued a “Moratorium on Accrued Interest” stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.

On May 2, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 payable at 10% interest and due on June 2, 2014. After the due date, this note accrued interest at a rate of 15% annually until paid. The note was converted to 180,000 shares on June 1, 2014. The accrued interest for this note is $417 at December 31, 2014.

On November 25, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. At December 31, 2014 this note has not been paid.  The balance of this note plus accrued interest totals $100,833 at December 31, 2014.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $115,718 and $109,012 at December 31, 2014 and December 31, 2013 respectively.   The Statute of Limitations has expired on this obligation and it will be recorded as debt forgiveness during the first quarter, 2015 since it is no longer collectible.

Convertible Notes Payable

The Company’s convertible notes payable consist of two series of unsecured convertible promissory notes; (i) $250,000 in principal amount of 8% convertible notes issued in 2005 to two investors as part of the Company’s 2005 bridge note financing (the “Bridge Notes”), and (ii) $480,000 in aggregate principal amount of 6% convertible notes issued in 2006 and 2007 to sixteen investors pursuant to a private placement offering conducted by Divine Capital Markets LLC (the “Divine Notes”).  The balance of the convertible notes payable plus accrued interest and the accrued derivative liability is $430,115 and $410,115 at December 31, 2014 and December 31, 2013.

The Bridge Notes

The Company’s $250,000 Bridge Notes had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are currently in default, and are included in the accompanying financial statements as current liabilities.  The conversion feature currently expired. The Company and the maker of the note have agreed to convert the note to 50,000 common stock shares in 2015.
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

During the year ended December 31, 2012 the Company and the Divine Note holders agreed to the issuance of 89,000 shares of common stock to convert the notes payable and related accrued interest totaling $810,019.  The balance is recorded as stock subscriptions received but not issued.

Note 5 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On December 31 2013 and 2012, the company has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $10,000,000 at December 31, 2014, and will expire in the years 2026 through 2034.

At December 31, 2014, deferred tax assets consisted of the following:

		2014
Deferred tax assets

Net operating loss carryforward		$3,500,000

Valuation allowance		(3,500,000)

Net deferred tax asset	$	---

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Note 6 – Luminx Holdings, Inc.

During the year ended December 31, 2011 the Company acquired a 15% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2014 and 2013 due to the lack of marketability of the minority interest and the company is still in its start-up.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012 which became effective on January 23, 2013.

Note 7 – Other Events

On April 1, 2014 the Company announced that it has signed a Letter of Intent to purchase 100% of Avani Holdings LLC., the parent company and 100% owner of the Avani Clothing line http://www.avaniclothing.com which is a "Made in USA" active wear brand sold nationally in department store, sports specialty stores, specialty stores, gyms, studios and online. Avani Activewear's earth-friendly collections and sustainable business practices reflect its mission "to leave the earth a little more beautiful than we have found it" by offering organic and sustainable garments to its customer.  During the fourth quarter, 2015 the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the proposed acquisition.

On September 22nd 2014 the Company announced that it has completed agreements with Pure System International Ltd. that call for joint efforts to develop a new business dedicated to fiber rejuvenation. Addressing the a worldwide problem that results in trillions of pounds of textiles being disposed of annually, the partnership will produce a sustainable textile fiber through a highly patented process that returns the textile to a fiber state and prepares the fiber for a variety of new textile end uses.    Global Fashion Technologies, Inc. is dedicated to marketing branded apparel and related textiles throughout the worldwide markets. Pure System International and Pure Sustainable Product Technologies Inc are dedicated to finding innovative procedures to "up cycle" components found within the global waste stream to develop superior performing products.

On October 31, 2014 Global Fashion Technologies, Inc. entered into a contract to purchase a 40 acre site including a 165,000 sq. ft. manufacturing facility in Belen New Mexico. Global is partnering with Pure Systems International, LTD to create and operate a new state of the art Textile Fiber Rejuvenation plant at this location.  Sustainable products is a very large silo of opportunity since it at the top of the list of the most important things that CEOS of Fortune 500 companies are concentrating on according to research that was done by Verdantix.  This paradigm shift in corporate policy positions the Company right in the middle of the vast sustainable fiber need of many major consumer product companies.  The Company has decided to abandon the acquisition of this property and are considering other options to either lease or purchase a suitable facility.

Note 8 - Operating Segments

For the year ended December 31, 2014 the Company’s revenues from continuing operations were $193,248 from consulting, all of which was from sources within the United States.

Note 9 – Discontinued Operations

During 2014, the Company’s Leading Edge Fashions, LLC retail businesses in which it owned 51% was classified as discontinued operations.  Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined that this business did not align with the Company’s long-term growth plans.

The following table provides a summary of amounts included in discontinued operations,

Year Ended December 31 2014

Loss from discontinued operations before income taxes	$(870,045)
Income tax expense	--
Loss from discontinued operations	(870,045)
Net gain on disposal(1)	--
Loss from discontinued operations, net of tax	$(870,045)

Loss from discontinued operations attributable to Global	$(443,723)
Loss from discontinued operations attributable to minority interest	$(426,322)

As of December 31, 2014, $870,045 of current liabilities from discontinued operations include $785,764 loan payable and $84,281 accounts payable.

Note 10 – Related Party Transactions

The Company has received advances from an Officer and member of the Board of Directors of the Company in the amount of $87,131 and $79,599 at December 31, 2014 and 2013, respectively.

The Company has accrued compensation in the amount of $340,000 at December 31, 2014 and 2013 to an Officer and member of the Board of Directors.

Note 11 – Subsequent Events

As of January 18, 2016, the Company is a party to one pending litigation matter entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff. The case has been recently filed, and there appears to be no legitimate cause of action against the Company. However, the Company is attempting to resolve the matter due to the relatively-small amount in controversy. The unpaid rent being sought by the plaintiff is $26,595.45.

As of January 18, 2016, the Company has been named as a defendant in the matter of Patrick Kalashyan v. Avani Holdings, LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff to recover monies owed on a September 23, 2011 settlement agreement signed between the Plaintiff and Avani Holdings, LLC. The Company was never a party to this agreement and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. In the event that the Company is ever served in this litigation, it intends to vigorously defend itself as it has no legal liability for a debt of Avani Holdings, LLC. The amount being sought by the plaintiff is $150,000 plus interest.