Form 10-Q
period 2015-03-31
Global Fashion Technologies, Inc.
filed 2016-11-14
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
-----------------
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-52047

Global Fashion Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	11-3746201 (I.R.S. Employer Identification No.)
2001 Route 46, Suite 310 Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
(973)291-8900 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐Yes☒No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes☒No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

SEC 1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes☒No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐Yes☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of March 31, 2015, there were 5,745,654 shares of the Issuer's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	*

ASSETS

Current assets:
Cash	$3,060	$755
Total current assets	3,060	755

Property and equipment	2,650	-
Due from affiliated companies	575	-

Total assets	6,285	755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	32,842	98,471
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	100,000	100,000
Secured note and accrued interest payable - related party	-	931,306
Unsecured notes and accrued interest payable	118,644	116,968
Convertible notes and accrued interest,	435,115	430,115
Advances from related party	81,252	87,131
Current liabilities from discontinued operations	870,045	870,045

Total current liabilities	1,977,898	2,974,036

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 5,745,654 and 1,758,500
shares issued and outstanding, 2,162,665 and 0 issuable
as of March 31, 2015 and December 31, 2014, respectively	7,908	1,759
Additional paid-in capital	16,712,924	6,438,915
Stock subscriptions received	-	791,319
Accumulated deficit	(18,266,324)	(9,779,153)

Total Global Fashions Technology Group, Inc.
stockholders' deficit	(1,545,292)	(2,546,960)
Non-controlling interest	(426,321)	(426,321)
Total stockholders' deficit	(1,971,613)	(2,973,281)

Total liabilities and stockholders' deficit	$6,285	$755

*Derived from audited financial statements

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations

(Unaudited)
	For The Three Months Ended
	March 31,
	2015	2014

Revenues	$4,000	$131,875

Operating expenses:
General and administrative	19,461	67,256
Debt extinguishment cost	8,465,034	-

Total operating expenses	8,484,495	67,256

Income (loss) from operations	(8,480,495)	64,619

Other expense
Interest expense and financing costs	6,676	6,677

Total other expense	6,676	6,677

Income (loss) before provision for income taxes	(8,487,171)	57,942

Provision for income taxes	-	-

Net income (loss)	$(8,487,171)	$57,942

Net income (loss) per common share	$(2.21)	$0.08

Weighted average common shares outstanding	3,846,575	699,771

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(8,487,171)	$57,942
Adjustments to reconcile net loss to net cash
used in operating activities:
Write off stale accounts payable	(72,000)	-
Debt extinguishment cost	8,465,034	-
Failed acquisition noncash expense	20,683	-
Changes in assets and liabilities:
Accounts receivable - related party	(575)	-
Deposits on inventory	-	(15,000)
Accounts payable	6,372	5,000
Accrued interest	6,676	6,676
Net cash (used) provided by operating activities	(60,981)	54,618

Cash flows used in investing activities:
Additions to property and equipment	(2,650)	-
Total cash flows used in investing activities	(2,650)

Cash flows from financing activities:
Advances to affiliated companies	-	(99,649)
Advances from related party	-	43,290
Repayment of related party advance	(26,564)	-
Proceeds from the sale of common stock	92,500	-
Total cash flows from financing activities	65,936	(56,359)

Net increase (decrease) in cash	2,305	(1,741)
Cash at beginning of period	755	17,389
Cash at end of period	$3,060	$15,648

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	-	-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$931,306	$46,780
The accompanying notes are an integral part of these financial statements

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  On July 19, 2012, the Company filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 200,000,000.  On December 9, 2013, the Company filed an amendment with the Nevada Secretary of State to increase its authorized common stock shares to 300,000,000.

On August 4, 2014, the Board of Directors of the Company and the majority shareholders of the Company, approved a reverse stock split of the outstanding shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at a ratio of 1-for-350 (the "Reverse Stock Split") effective at 5:00 p.m. EDT on August 15, 2014.  The Amendment was filed with the Secretary of State of Nevada on August 6, 2014, and took effect on August 15, 2014 at 5:00 p.m. EDT.  As a result of the reverse stock split, every 350 shares of the Company's old authorized common stock was converted into one share of the Company's new authorized common stock.  All references to common stock shares have been adjusted to reflect the results of the reverse stock split as if it had occurred at the inception of the Company.

Global Fashion Technologies, Inc. is the holding company.  During the fourth quarter of 2013, the Company became involved in the manufacturing and global distribution of ladies apparel.  Trident Merchant Group, Inc. was an operating subsidiary which is a "value added" strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of its client company's balance sheet and going public process.  During the second quarter of 2014, the Company formed Leading Edge Fashions, LLC, of which it controls 51%.  The non-controlling interest is recorded in the stockholders' equity section.  Effective December 31, 2014, the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

Basis of Presentation: Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K filed on February 3, 2016 for the years ended December 31, 2014 and 2013.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Trident Merchant Group, Inc. and Leading Edge Fashion, LLC which is 51% owned.  All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net (loss).

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

Revenue Recognition

Revenue for the women's fashion division is recognized at the point-of-sale for retail store sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for the consulting division. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at stores and through the Company's direct-to-consumer channel is tendered by cash, check, credit card, debit card or gift card. Therefore, the Company's need to collect outstanding accounts receivable for its retail and direct-to-consumer channel is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its consulting service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for consulting services are recognized as a sale upon completion of service.

The Company accounts for a gift card transaction by recording a liability at the time the gift card is issued to the customer in exchange for consideration from the customer. A liability is established and remains on the Company's books until the card is redeemed by the customer, at which time the Company records the redemption of the card for merchandise as a sale or when it is determined the likelihood of redemption is remote, based on historical redemption patterns. Revenues attributable to gift card liabilities relieved after the likelihood of redemption becomes remote are included in sales and are not material.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized. During the three months ended March 31, 2015 and 2014 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2015 and March 31, 2014. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has not filed federal and state tax returns from inception through December 31, 2015. The tax periods since inception are open to examination by federal and state authorities.

Impairment or Disposal of Long-Lived Assets

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

NOTE 3 – NOTES PAYABLE

 Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company's assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $601,048.  This note was subsequently sold to a Director of the Company.  On March 31, 2013 the Company's Board of Directors issued a "Moratorium on Accrued Interest" stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.  The balance of this note plus accrued interest totals $ 0 and $ 931,306 at March 31, 2015 and December 31, 2014, respectively.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 3 – NOTES PAYABLE (Continued)

On March 1, 2015 the principal and accrued interest in the amount of $931,306 was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  The Company recorded $8,465,034 of debt extinguishment cost.

As of December 31, 2014, the Company owed $785,764 to Legacy O'Neal Investors related advances that was made on behalf of the Company to Leading Edge Fashion LLC, a discontinued operation which was controlled by the Company. The Company settled the debt on July 1, 2016 through the issuance of 600,000 shares of common stock.

On November 25, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. The balance of this note plus accrued interest totals $102,465 and $100,833 at March 31, 2015 and December 31, 2014 respectively.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration for 150,000 shares of common stock with interest accruing after March 29, 2016 at 12%.  The note is in default after September 30, 2016.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $118,644 and $115,718 at March 31, 2015 and December 31, 2014 respectively.

Convertible Notes Payable

The Company has an 8% unsecured convertible note payable in the amount of $250,000.  The conversion feature has expired and the note is in default.  The balance of the principal and interest is $435,115 and $439,115, as of March 31, 2015 and December 31, 2014, respectively.

During the year ended December 31, 2012 the Company and certain holders agreed to convert the notes payable and related accrued interest totaling $791,319 into 89,000 shares of the Company's common stock.  The above balance was reflected as stock subscriptions received but not issued as of December 31, 2014 and reclassified to additional paid in capital as of March 31, 2015 and the shares are still issuable.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 4 – CAPITAL STOCK
 Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred".  The number of authorized shares totals 1,000,000 and the par value is $.001 per share.  The Class B Preferred shareholders vote together with the common stock as a single class.  The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share.  The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company.  The Class B Preferred stock holders are entitled to receive non-cumulative dividends at the rate of 8% per annum, in preference and priority to any payment of any dividend on the common stock.  The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control.  In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

During the fourth quarter of 2011, a total of 200,000 shares of the Series B Preferred Stock were issued to a related party for legal and accounting fees paid for the Company's benefit in the amount of $7,500.

Common Stock

The Company's par value of its common stock was incorrectly stated as $0.35 in its December 31, 2014 financial statements, whic was included with its form 10-K.  This resulted in the overstatement on the balance sheet of the value of common stock by $631,110 and the understatement of additional paid-in-capital by $613,110.  There was no impact on the total stockholders' deficit.

As of March 31, 2015 and December 31, 2014, the Company has 5,745,654 and 1,758,500 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of March 31, 2015, the Company had 2,162,665 shares of common stock issuable. The common stock subscriptions of $791,319 have been received as of December 31, 2014.  The $791,319 of subscriptions received has been reclassified to equity as of March 31, 2015.

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company, will design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The Company paid $50,000 in April 2015 for its 2015 royalties.

The additional minimum royalties are as follows:

2016	$100,000
2017	150,000
2018	250,000
2019	250,000

$750,000

The contract is renewable for five consecutive one year terms commencing on January 1, 2020 if the Company reaches seventy percent of its projected sales by September 30th of the previous year.

As of January 18, 2016, the Company is a party to one pending litigation matter entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff. Consequently, there appears to be no legitimate cause of action against the Company. However, the Company is attempting to resolve the matter due to the relatively-small amount in controversy. The unpaid rent being sought by the plaintiff is $26,595.45.

As of January 18, 2016, the Company has been named as a defendant in the matter of Patrick Kalashyan v. Avani Holdings, LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff to recover monies owed on a September 23, 2011 settlement agreement signed between the Plaintiff and Avani Holdings, LLC.  The Company was never a party to this agreement and never acquired Avani Holdings, LLC.  Consequently, there is no legitimate cause of action against the Company.  The Company is vigorously defending itself as it has no legal liability for a debt of Avani Holdings, LLC.  The amount being sought by the plaintiff is $150,000 plus interest.

NOTE 7 – DISCONTINUED OPERATIONS

In December 2014, the Company's Leading Edge Fashions, LLC retail businesses in which it owned 51% was classified as discontinued operations.  Based on the Company's strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined that this business did not align with the Company's long-term growth plans.

As of March 31, 2015 and December 31, 2014, $870,045 of current liabilities from discontinued operations includes $785,764 loan payable and $84,281 accounts payable.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has received advances from an Officer and member of the Board of Directors of the Company in the amount of $129,048 and $87,131 at March 31, 2015 and December 31, 2014, respectively.

The Company has accrued compensation in the amount of $340,000 at March 31, 2015 and December 31, 2014 to an Officer and member of the Board of Directors.

The Company issued in the quarter ended June 30, 2015, 2.5 million shares of the Company's common stock valued at $2,750,000 in consideration of settlement of $340,000 of outstanding payroll owed to two officers of the Company.

NOTE 9 - NET LOSS PER SHARE

Potentially dilutive securities are excluded from the calculation of net loss per share when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 10 - SUBSEQUENT EVENTS

The Company issued, in April 2015, a total of 1,000,000 shares of the Company's common stock valued at $1,250,000 to two key employees, Ms. Joy Nunn, the Company's CTO and Mr. Paul Serbiack, the Company's Chief Operating Officer, as sign on bonuses.  The stock value was based on the current trading price of the stock.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015.  The Company owns 51% of Pure361.  Pure361 entered into a license agreement with Pure System International Ltd. ("Pure").

On August 21, 2015, the Company entered into a separation agreement with a former executive of the Company.  The Company agreed to pay $37,500 and issue 200,000 shares of the Company's common stock subject to a lock-up/leak-out agreement.  The former employee will receive one percent of any net profit of Pure 361 LLC (a limited liability company formed in the state of Delaware on May 18, 2015, which the Company has a 51 percent ownership in) for a period of five years beginning with the first profitable year.

The Company issued in the quarter ended June 30, 2015,  71,426 shares of its common stock for consulting services valued at $89,283 and additional 500,000 shares related to a placement agent agreement.   The 500,000 shares issued to the private placement agent is a cost of capital.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2015

NOTE 10 - SUBSEQUENT EVENTS (Continued)

In April 2015 the Company issued 2,330,000 shares of common stock to several entities related to their funding of failed acquisition attempts by the Company as well as toward the Company's discontinued operations.  The Company also issued 155,000 shares to five individuals related to these failed acquisition attempts.  The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.

In April 2015 the Company issued 624,000 shares of common stock to an individual related to the funding of failed acquisition attempts by the Company.  The common stock was valued at $1.48 per share based on the trading price of the stock at the time of issuance.

In April 2015 the Company issued 80,000 shares of common stock to two investors for $0.25 per share, which resulted in a corresponding subscription receivable as of June 30, 2015.  The subscription amount was subsequently received in November 2015.

The Company issued 187,500 shares of its common stock to directors as stock compensation in the three month period ended June, 30, 2015. The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.

During the three month period ended June 30, 2015, two directors were each issued 50,000 shares of common stock as stock compensation. The common stock was valued at $1.48 and $1.25 per share, respectively, based on the trading price of the stock at the time of each issuance.

In the three month period ended June 30, 2015, 1,211,248 shares of common stock were issued to a director as a participation fee.  The common stock was valued at $1.25 per share based on the trading price at the time of issuance.

In the three months ended June 30, 2015, 686,000 shares of common stock were issued for $198,000 in cash.

In the three months ended June 30, 2015, the Company issued 2,500,000 shares of its common stock to two employees as an extinguishment of debt resulting from salary that had been accrued.  The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.

In 2016, the Company issued an additional 315,000 shares of its common stock to third-parties for services rendered, 50,000 shares to a director for his services, 200,000 shares to a note holder in conjunction with the extension of the terms of a note; 87,500 shares related to conversion of monies due to a related party, and 1,139,001 shares to five individuals for monies received from subscription agreements that were entered into with the Company.

Management has evaluated the impact of events occurring after March 31, 2015 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2014.  Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements".  These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.
Company Overview
Global Fashion Technologies Inc. ("GFTI", 'We" or the "Company") is a development stage rejuvenation technology company which will be offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets.  We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.  In addition, we will also be offering branded apparel into both online and brick and mortar environments.  This will initially be through a license we signed with EMME®, a former Ford Supermodel, for the purposes of marketing and manufacturing the EMME® brand of Activewear to the vastly under-served curvy/plus size market.
The Women's Apparel Segment
On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME® .  EMME® is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company will design, produce and market the EMME® Activewear Collection.
As of November 1, 2016, the Company has completed the design of the Spring 2017 line and has received quotes from contract manufacturers.  Samples for fitting have been requested from the selected vendors.  The Fall 2017 line concept has been created and is now ready to enter into design phase.
The Rejuvenated Uniform Segment
In April 2015, we entered into a joint venture and license agreement with Pure Systems International, Ltd. to produce and market garments and other accessories for the commercial uniform marketplace and other market verticals by utilizing Pure Systems International, Ltd.'s patented processes to up-cycle pre-consumer textile waste into reusable fiber of equal or better quality than the original fabric.  (the "Rejuvenated Fiber").

In May of 2015, the Company created a new limited liability company, Pure361, LLC ("Pure361") of which the Company owns 51% and Pure Systems International, Ltd. owns 49%.  Pure361 has the exclusive licensee to use Pure System International Ltd.'s patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals.
The Rejuvenated Cardboard Segment
In conjunction with its focus on rejuvenated technologies, the Company is exploring the possibility of also manufacturing a rejuvenated cardboard product, and is in the early stages of exploring this potential opportunity.
Trident Merchant Group, Inc.
Trident Merchant Group, Inc. is an operating subsidiary which is a "value added" strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of its client company's balance sheet and going public process.
Liquidity, Capital Resources and Material Changes in Financial Condition
As of March 31, 2015, our current assets were $6,285 as compared to $755 in current assets as of December 31, 2014.
As of March 31, 2015, our current liabilities were $1,977,898 as compared to $2,974,036 in current liabilities as of December 31, 2014.  This change in the Company's financial condition was primarily related to R.R. Donnelly & Sons Company note which was acquired by a director and converted on March 1, 2015 into 6,062,154 shares of the Company's common stock.  On March 1, 2015 the principal and accrued interest in the amount of $931,306 related to the R.R. Donnelly & Sons Company note was converted into 6,062,154 shares of common stock of the Company.  As a result of this conversion, the $931,306 liability due to "secured note and accrued interest payable - related party" that existed as of December 14, 2014, was reduced to $0.00 as of March 31, 2015.
Net cash used in operating activities for the three months ended March 31, 2015 was $60,981 compared to net cash provided by operating activities for the three months ended March 31, 2014 of $54,618.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include failed acquisition noncash expense, and extinguishment of debt cost. The net loss for the three months ended March 31, 2015 of $8,487,171 was essentially offset by non-cash adjustments totaling $8,465,034 of debt extinguishment cost related to the conversion of R.R. Donnelly & Sons Company debt acquired by a director and converted into common stock of the Company. Changes in assets and liabilities provided an additional offset of $12,473 against the net loss.

Net cash flows used in investing activities consisted of $2,650 in additions to property and equipment for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014.
We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.
Net cash provided by financing activities of $65,936 for the three month period ending March 31, 2015 was primarily due to $92,500 paid to the Company from the sale of common stock, offset by payment of $26,654 to a related party for an advance.
The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.
Results of Operations and Material Changes in Same
The Company experienced a net loss of $8,487,171 in the first quarter of 2015 compared to net income of $57,942 in the first quarter of 2014.  This change was primarily due to the R.R. Donnelly & Sons Company note acquired by a director and converted into common stock which resulted in a debt extinguishment cost of $8,465,034.  In addition, there was a decrease in revenues for the first quarter of 2015 when compared to the first quarter of 2014.  While the Company generated $131,875 in consulting revenue in the first quarter of 2014, it only generated $4,000 in consulting revenue for the first quarter of 2015.  This reduction in revenue in for the first quarter in 2015 as compared to 2014 is due to the fact that a  majority of the revenue received in the first quarter of 2014 related to one-time payments for consulting services.
General and administrative costs were reduced to $19,461 for the three months ended March 31, 2015 compared to $67,256 for the three months ended March 31, 2014. This reduction of $47,795 is a result of an increase in first quarter operating expenses from 2014 to 2015 of $24,205, offset by a reduction of expense due to the write-off of stale accounts payable for the three months ended March 31, 2015 of $72,000.
Interest expense was $6,676 and $6,677 for the three months ended March 31, 2015 and 2014, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 4. Controls and Procedures.
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this filing, the Company is a party to two pending litigation matters.  One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent.  GFTI does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff.  A judgment of eviction was entered, but GFTI does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction.  The plaintiff is also seeking unpaid rent in the amount of $26,595.45.

The second matter is entitled Patrick Kalashyan v. Avani Holdings, LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff to recover monies owed on a September 23, 2011 settlement agreement signed between the Plaintiff and Avani Holdings, LLC.  The Company was never a party to this agreement and never acquired Avani Holdings, LLC.  Consequently, there is no legitimate cause of action against the Company, and the Company is vigorously defending itself as it has no legal liability for a debt of Avani Holdings, LLC.  The amount being sought by the plaintiff is $150,000 plus interest.

Item 1A. Risk Factors.
The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 1, 2015 the principal and accrued interest in the amount of $931,306 related to the R.R. Donnelly & Sons Company note was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  3,987,154 of the shares were issued in the first quarter of 2015, and the balance of 2,075,000 shares were treated as issuable as of March 31, 2015 and issued in the second quarter of 2015. The Company recorded $8,465,034 of debt extinguishment cost in conjunction with this conversion.
During the first quarter of 2015, the Company received $92,500 from the sale of common stock that was paid for, but not yet issued as of the end of the quarter.
All of the shares described above were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). All of the purchasers of the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us.  All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3. Defaults Upon Senior Securities.
As of March 31, 2015, the Company was in default of an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007, and the balance of this note plus accrued interest totals $118,644 as of March 31, 2015.
As of March 31, 2015, the Company was in default of the Company's $250,000 Bridge Notes that had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are included in the accompanying financial statements as current liabilities.  The conversion feature has expired.

Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Item 5.02 - Election of Directors
On March 18, 2015, the Company elected the following persons to be directors:  Frederick Andreini, Joy Nunn and Paul Serbiak.  Pursuant to the Company's by-laws, all of the directors shall serve a term of one year, or until the next annual meeting of stockholders, or until a successor is elected.  The number of directors of the Company was amended to eight(8).  Joy Nunn and Paul Serbiak are not receiving any compensation at this time for serving as a director of the Company.  Frederick Andreini is to receive 50,000 shares of common stock for serving as a director of the Company.  None of the directors will serve on any committees as none exist at this time.  In addition, none of the directors have any family relationships with any other director or officer of the Company, and there are no transactions in which the directors have an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).***
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002***
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Fashion Technologies, Inc.

Date November 14, 2016	/ s/ Chris Giordano
President and Treasurer