Form 10-Q
period 2015-06-30
Global Fashion Technologies, Inc.
filed 2016-11-17
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
-----------------
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of June 30, 2015, there were 17,265,828 shares of the Issuer's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	*

ASSETS

Current assets:
Cash	$1,322	$755
Subscription receivable	20,000	-
Prepaid royalty expense	37,500	-
Total current assets	58,822	755

Property and equipment	2,650	-

Total assets	61,472	755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	47,635	98,471
Accrued compensation	-	340,000
Secured note and accrued interest payable	100,000	100,000
Secured note and accrued interest payable - related party	-	931,306
Unsecured notes and accrued interest payable	120,320	116,968
Convertible notes and accrued interest,	440,115	430,115
Advances from related party	93,451	87,131
Current liabilities from discontinued operations	870,045	870,045

Total current liabilities	1,671,566	2,974,036

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 17,265,828 and 1,758,500
shares issued and outstanding, 87,665 and 0 issuable
as of June 30, 2015 and December 31, 2014, respectively	17,353	1,759
Additional paid-in capital	27,182,468	6,438,915
Stock subscriptions received	-	791,319
Accumulated deficit	(28,810,115)	(9,779,153)

Total Global Fashion Technologies, Inc.
stockholders' deficit	(1,610,094)	(2,546,960)
Non-controlling interest	-	(426,321)
Total stockholders' deficit	(1,610,094)	(2,973,281)

Total liabilities and stockholders' deficit	$61,472	$755

*Derived from audited financial statements

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$61,373	$4,000	$193,248

Operating expenses:
General and administrative	58,739	67,042	57,517	134,298
Participation share compensation - related party	1,514,060		1,514,060	-
Consulting fees share expense	89,283	-	89,283	-
Stock based compensation	1,609,375	-	1,609,375	-
Research and development	-	5,789	-	5,789
Failed acquisition costs paid in stock	993,316	-	1,013,999	-
Failed acquisition costs paid in stock - related party	923,520	-	923,520	-
Debt extinguishment costs - related party	2,785,000	-	11,250,034	-

Total operating expenses	7,973,293	72,831	16,457,788	140,087

Income (loss) from operations	(7,973,293)	(11,458)	(16,453,788)	53,161

Other expense
Interest expense and financing costs	6,676	6,677	13,352	13,353

Total other expense	6,676	6,677	13,352	13,353

Income (loss) from continuing operations
before provision for income taxes	(7,979,969)	(18,135)	(16,467,140)	39,808

Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	$(7,979,969)	$(18,135)	$(16,467,140)	$39,808

Loss from discontinued operations, net of tax	(2,563,822)	(468,965)	(2,563,822)	(468,965)

Net loss	(10,543,791)	(487,100)	(19,030,962)	(429,157)

Net loss attributable to non-controlling interests	-	229,793	-	229,793

Net loss attributable to Global Fashion
Technologies, Inc.	(10,543,791)	(257,307)	(19,030,962)	(199,364)

Net loss per share from continuing operations	$(0.52)	$(0.02)	$(1.76)	$0.05
Net loss per share from discontinued operations	$(0.17)	$(0.64)	$(0.27)	$(0.64)
Net loss per share attributable to Global Fashion
Technologies, Inc.	$(0.68)	$(0.35)	$(2.04)	$(0.27)

Weighted average common shares outstanding	15,493,494	737,866	9,346,821	737,866
The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,030,962)	$(199,364)
Net loss from discontinued operations,
net of taxes and minority interest	(2,563,822)	(239,172)
Loss from continuing operations	(16,467,140)	39,808

Adjustments to reconcile net loss to net cash
used in operating activities:
Debt extinguishment costs - related party	11,250,034	-
Depreciation	-	1,850
Failed acquisition costs paid in stock	968,750	-
Failed acquisition costs paid in stock - related party	923,520	-
Stock based compensation expense	1,609,375	-
Stock issued for services	89,283	-
Participation share compensation - related party	1,514,060	-
Changes in assets and liabilities:
Accounts receivable	-	(46,730)
Accounts receivable - related party	-	-
Inventory	-	-
Prepaid expenses	(37,500)
Accounts payable	(50,836)	61,591
Accrued interest	13,352	13,352
Net cash (used) provided by operating activities	(187,102)	69,871

Cash flows used in investing activities:
Security deposits	-	(28,000)
Additions to property and equipment	(2,650)	(25,899)
Acquisition of investments	-	(4,000)
Total cash flows used in investing activities	(2,650)	(57,899)

Cash flows from financing activities:
Advances to affiliated companies	-	(127,400)
Advances from related party	18,973	-
Proceeds from note payable	-	100,000
Repayment of related party advance	(26,654)	-
Proceeds from the sale of common stock	198,000	-
Total cash flows from financing activities	190,319	(27,400)

Discontinued activities:
Net cash used in operating activities	-	-
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net cash flows from discontinued activities	-	-

Net increase (decrease) in cash	567	(15,428)
Cash at beginning of period	755	17,389
Cash at end of period	$1,322	$1,961

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	-	-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$931,306	$46,780
The accompanying notes are an integral part of these financial statements

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
June 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  As of June 30, 2015 and December 31, 2014, the Company had 400,000,000 shares of authorized common stock.

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

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015.  The Company owns 51% of Pure361.  Pure361 entered into a license agreement with Pure System International Ltd. ("Pure") related to potential future operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Trident Merchant Group, Inc., Leading Edge Fashion, LLC which is 51% owned, and Pure361, LLC which is 51% owned.  All significant intercompany accounts and transactions have been eliminated.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized. During the six months ended June 30, 2015 and 2014 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2015 and June 30, 2014. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

NOTE 3 – NOTES PAYABLE

 Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company's assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $601,048.  This note was subsequently sold to a Director of the Company.  On March 31, 2013 the Company's Board of Directors issued a "Moratorium on Accrued Interest" stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.  The balance of this note plus accrued interest totals $ 0 and $ 931,306 at June 30, 2015 and December 31, 2014, respectively.

NOTE 3 – NOTES PAYABLE (Continued)

On March 1, 2015 the principal and accrued interest in the amount of $931,306 was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  The Company recorded $8,465,034 of debt extinguishment cost.

As of December 14, 2014, the Company owed $785,764 to trade creditors of Leading Edge Fashion LLC, a discontinued operation which was controlled by the Company.  The Company paid the outstanding obligation on July 1, 2016 through the issuance of 600,000 shares of common stock.

On November 25, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. The balance of this note plus accrued interest totals $102,465 and $100,833 at June 30, 2015 and December 31, 2014 respectively.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration for 200,000 shares of common stock with interest accruing after March 29, 2016 at 12%.  The note is in default after September 30, 2016 as the note remains unpaid.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $120,320 and $116,968 at June 30, 2015 and December 31, 2014 respectively.

Convertible Notes Payable

The Company issued  an 8% unsecured convertible note payable in the amount of $250,000 in 2005.  The conversion feature has expired and the note is in default.  The balance of the principal and interest is $440,115 and $430,115, as of June 30, 2015 and December 31, 2014, respectively.

During the year ended December 31, 2012 the Company and certain holders agreed to convert the notes payable and related accrued interest totaling $791,319 into 89,000 shares of the Company's common stock.  The above balance was reflected as stock subscriptions received but not issued as of December 31, 2014 and reclassified to additional paid in capital as of June 30, 2015 and the shares are still issuable.

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

Common Stock

The Company's par value of its common stock was incorrectly stated as $0.35 in its December 31, 2014 financial statements, which was included with its form 10-K. This resulted in the overstatement on the balance sheet of the value of common stock by $613,110 and the understatement of additional paid-in-capital by $613,110.  These amounts have been corrected in the March 31, 2015 stockholders' equity section of the balance sheet.  There was no impact on the total stockholders' deficit.

As of June 30, 2015 and December 31, 2014, the Company has 17,265,828 and 1,758,500 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of June 30, 2015, the Company had 87,665 shares of common stock issuable. The common stock subscriptions of $791,319 have been received as of December 31, 2014.  The $791,319 of subscriptions received has been reclassified to equity as of June 30, 2015.

The Company issued in the quarter ended June 30, 2015,  71,426 shares of its common stock for consulting services and additional 500,000 shares related to a placement agent agreement.   The common shares were valued at $714,825 based on the trading price at the time of issuance.  The value of the 500,000 shares of common stock issued was treated as the cost of capital related to a future private equity offering.

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

In April 2015 the Company issued 624,000 shares of common stock to an individual related to the funding of failed acquisition attempts by the Company.  The common stock was valued at $923,520 based on the trading price of the stock at the time of issuance.

In April 2015 the Company raised gross proceeds from the issuance of 80,000 shares of common stock to two investors for $0.25 per share, which resulted in a corresponding subscription receivable as of June 30, 2015.  The subscription amount was subsequently received in November 2015.

The Company issued 187,500 shares of its common stock to directors as stock based compensation in the three month period ended June, 30, 2015. The common stock was valued at $234,375 based on the trading price of the stock at the time of issuance.

During the three month period ended June 30, 2015, two directors were each issued 50,000 shares of common stock as stock based compensation. The common stock was valued at $136,500 based on the trading price of the stock at the time of each issuance.

In the three month period ended June 30, 2015, 1,211,248 shares of common stock were issued to a director as a participation fee.  The common stock was valued at $1.25 per share based on the trading price at the time of issuance.

In the three months ended June 30, 2015, 686,000 shares of common stock were issued for $105,500 in cash.

In the three months ended June 30, 2015, the Company issued 2,500,000 shares of its common stock to two employees as an extinguishment of debt resulting from salary that had been accrued.  The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.  This issuance resulted in $2,785,000 of debt extinguishment costs.

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

The additional minimum royalties are as follows:

2016 $   100,000
2017      150,000
2018      250,000
2019      250,000

       $   750,000

The contract is renewable for five consecutive one year terms commencing on January 1, 2020 if the Company reaches seventy percent of its projected sales by September 30th of the previous year.

As of January 18, 2016, the Company is a party to one pending litigation matter entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff. Consequently, there appears to be no legitimate cause of action against the Company. However, the Company is attempting to resolve the matter due to the relatively-small amount in controversy. The unpaid rent being sought by the plaintiff is $26,595.

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

As of June 30, 2015 and December 31, 2014, $870,045 of current liabilities from discontinued operations includes $785,764 loan payable and $84,281 accounts payable.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has received advances from an Officer and member of the Board of Directors of the Company in the amount of $93,451and $87,131 at June 30, 2015 and December 31, 2014, respectively.

The Company issued in the quarter ended June 30, 2015, 2.5 million shares of the Company's common stock valued at $3,125,000 in consideration of settlement of $340,000 of outstanding payroll owed to two officers of the Company.  This issuance resulted in $2,785,000 of debt extinguishment costs.

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

NOTE 10 - SUBSEQUENT EVENTS

On August 21, 2015, the Company entered into a separation agreement with a former executive of the Company.  The Company agreed to pay $37,500 and issue 200,000 shares of the Company's common stock valued at $200,000 subject to a lock-up/leak-out agreement.  The former employee will receive one percent of any net profit of Pure 361 LLC (a limited liability company formed in the state of Delaware on May 18, 2015, which the Company has a 51 percent ownership in) for a period of five years beginning with the first profitable year.

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

In July through September 2016, the Company received $265,000 from one or more officers of the Company to fund continuing operations.

Management has evaluated the impact of events occurring after June 30, 2015 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

The Rejuvenated Uniform Segment

In April 2015, we entered into a joint venture and license agreement with Pure Systems International, Ltd. to produce and market garments and other accessories for the commercial uniform marketplace and other market verticals by utilizing Pure Systems International, Ltd.'s patented processes to up-cycle pre-consumer textile waste into reusable fiber of equal or better quality than the original fabric.  (the "Rejuvenated Fiber")

In May of 2015, the Company created a new limited liability company, Pure361, LLC ("Pure361") of which the Company owns 51% and Pure Systems International, Ltd. owns 49%.  Pure361 has the exclusive licensee to use Pure System International Ltd.'s patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2015, our current assets were $58,822 as compared to $755 in current assets as of December 31, 2014.

As of June 30, 2015, our current liabilities were $1,671,566 as compared to $2,974,036 in current liabilities as of December 31, 2014.  This change in the Company's financial condition was primarily related to R.R. Donnelly & Sons Company note which was acquired by a director and converted on March 1, 2015 into 6,062,154 shares of the Company's common stock.  On March 1, 2015 the principal and accrued interest in the amount of $931,306 related to the R.R. Donnelly & Sons Company note was converted into 6,062,154 shares of common stock of the Company.  As a result of this conversion, the $931,306 liability due to "secured note and accrued interest payable - related party" that existed as of December 14, 2014, was reduced to $0 as of June 30, 2015.  In addition, an officer's accrued wages of $340,000 as of December 31, 2014 were converted to 2.5 million shares of common stock at $1.25 during the six months ended June 30, 2015, reducing the accrued compensation from $340,000 to $0 as of June 30, 2015.

Net cash used in operating activities for the six months ended June 30, 2015 was $187,102 compared to net cash provided from operating activities for the six months ended June 30, 2014 of $69,871.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include debt extinguishment cost, failed acquisition noncash expense, discontinued operation expense, stock compensation expense, stock issued for services, and participation share compensation. The net loss for the six months ended June 30, 2015 of $19,030,962 was essentially offset by these non-cash adjustments totaling $18,918,844. Changes in assets and liabilities provided an offset to the non-cash expenses of $74,984.

Net cash flows used in investing activities consisted of $2,650 in additions to property and equipment for the six months ended June 30, 2015, compared to $25,899 and an additional $32,000 in other investing activities for the six months ended June 30, 2014.

Net cash provided by financing activities of $190,319 for the six month period ending June 30, 2015 was primarily due to $198,000 paid to the Company from the sale of common stock and advances from a related party of $18,973, offset by payment of $26,654 to a related party for an advance.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The Company experienced a net loss of $10,543,791 in the second quarter of 2015 compared to net loss of $487,100 in the second quarter of 2014.  This change was primarily due to the settlement of $340,000 of accrued salary through the issuances of 2,500,000 shares of common stock resulting in an extinguishment of debt in the amount of $2,785,000.  The Company also incurred failed acquisition expense in the amount of $1,916,836, of which $1,892,270 was related to common stock issued for expenses incurred related to the failed acquisition.  The Company issued 1,000,000 shares of common stock valued at $1,250,000 as sign-on bonuses to two key employees (500,000 shares each) and 287,500 shares of common stock valued at $359,375 to the Company's board members for their services.  The Company issued 1,211,248 shares of its common stock valued at $1,514,060 to a related party for participation expenses and common stock issued for consulting expenses valued at $89,283.  In addition, there was a decrease in revenues for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  While the Company's revenue was $61,373 for the three months ended June 30, 2014, it was $0 for the three months ended June 30, 2015.  This reduction in revenue in for the second quarter in 2015 as compared to 2014 is due to the fact that a majority of the revenue received in the second quarter of 2014 related to one-time payments for consulting services.

General and administrative costs were reduced to $58,739 for the three months ended June 30, 2015 compared to $67,042 for the three months ended June 30, 2014. This reduction of $8,303 is a result of a decrease in second quarter operating expenses from 2014 to 2015.

Research and development costs were $0 for the three months ended June 30, 2015 compared to $5,789 for the three months ended June 30, 2014.

Interest expense was $6,676 and $6,677 for the three months ended June 30, 2015 and 2014, respectively.

Loss from discontinued operations, net of tax increased to $2,563,822 for the three months ended June 30, 2016 from $468,965 for the three months ended June 30, 2014.  The $2,563,822 incurred in the second quarter of 2015 was related to additional costs of Leading Edge Fashions, LLC.

Net loss attributable to non-controlling interests was $0 for the three months ended June 30, 2015 compared to $229,793 for the three months ended June 30, 2014.  The entity which owned the non-controlling interest of Leading Edge Fashions, LLC became incapable of funding their share of the losses incurred in the fourth quarter of 2014, and therefore, the minority interest from December 31, 2014 was charged to discontinued operations for the three and six months ended June 30, 2015. In addition, 1,710,000 shares of common stock were issued at $1.25 per share for additional losses from discontinued operations for the three and six months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The Company experienced a net loss of $19,030,962 in the six months ended June 30, 2015 compared to net loss of $468,965 in six months ended June 30, 2014.  This change was primarily due to the settlement of $340,000 of accrued salary through the issuances of 2,500,000 shares of common stock resulting in an extinguishment of debt in the amount of $2,785,000, the R.R. Donnelly & Sons Company note acquired by a director and converted into common stock which resulted in a debt extinguishment cost of $8,465,034 failed acquisition expense of $1,937,519, of which $1,892,270 was related to common stock issued for expenses incurred related to the failed acquisition. The Company issued 1,000,000 shares of common stock valued at $1,250,000 as sign-on bonuses to two key employees (500,000 shares each) and 287,500 shares of common stock valued at $359,375 to the Company's board members for their services.  The Company issued 1,211,248 shares of its common stock valued at $1,514,060 to a related party for participation expenses and common stock issued for consulting expenses valued at $89,283. In addition, there was a decrease in revenues for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  While the Company's revenue was $193,248 for the six months ended June 30, 2014, it was $4,000 for the six months ended June 30, 2015.  This reduction in revenue in for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is due to the fact that a majority of the revenue received in the second quarter of 2014 related to one-time payments for consulting services.

General and administrative costs were reduced to $57,517 for the six months ended June 30, 2015 compared to $134,298 for the six months ended June 30, 2014. This reduction of $76,781 is a result of a decrease in first six months operating expenses from 2014 to 2015.

Research and development costs were $0 for the six months ended June 30, 2015 compared to $5,789 for the six months ended June 30, 2014.

Interest expense was $13,352 and $13,353 for the six months ended June 30, 2015 and 2014, respectively.

Loss from discontinued operations, net of tax increased to $2,563,822 for the six months ended June 30, 2016 from $468,965 for the six months ended June 30, 2014.  The $2,563,822 incurred in the first half of 2015 was related to additional costs of Leading Edge Fashions, LLC.

Net loss attributable to non-controlling interests was $0 for the three months ended June 30, 2015 compared to $229,793 for the three months ended June 30, 2014.  The entity which owned the non-controlling interest of Leading Edge Fashions, LLC became incapable of funding their share of the losses incurred in the fourth quarter of 2014, and therefore, the minority interest from December 31, 2014 was charged to discontinued operations for the three and six months ended June 30, 2015. In addition, 1,710,000 shares of common stock were issued at $1.25 per share for additional losses from discontinued operations for the three and six months ended June 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued in the quarter ended June 30, 2015, 71,426 shares of its common stock for consulting services and additional 500,000 shares related to a placement agent agreement.   The common shares were valued at $714,825 based on the trading price at the time of issuance.  The value of the 500,000 shares of common stock issued was treated as the cost of capital related to a future private equity offering.

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

In April 2015 the Company issued 624,000 shares of common stock to an individual related to the funding of failed acquisition attempts by the Company.  The common stock was valued at $923,520 based on the trading price of the stock at the time of issuance.

In April 2015 the Company raised gross proceeds from the issuance of 80,000 shares of common stock to two investors for $0.25 per share, which resulted in a corresponding subscription receivable as of June 30, 2015.  The subscription amount was subsequently received in November 2015.

The Company issued 187,500 shares of its common stock to directors as stock based compensation in the three month period ended June, 30, 2015. The common stock was valued at $234,375 based on the trading price of the stock at the time of issuance.

During the three month period ended June 30, 2015, two directors were each issued 50,000 shares of common stock as stock based compensation. The common stock was valued at $136,500 based on the trading price of the stock at the time of each issuance.

In the three month period ended June 30, 2015, 1,211,248 shares of common stock were issued to a director as a participation fee.  The common stock was valued at $1.25 per share based on the trading price at the time of issuance.

In the three months ended June 30, 2015, 686,000 shares of common stock were issued for $105,500 in cash.

In the three months ended June 30, 2015, the Company issued 2,500,000 shares of its common stock to two employees as an extinguishment of debt resulting from salary that had been accrued.  The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.  This issuance resulted in $2,785,000 of debt extinguishment costs.

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

Item 3. Defaults Upon Senior Securities.

As of June 30, 2015, the Company was in default of an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007, and the balance of this note plus accrued interest totals $120,320 as of June 30, 2015.

As of June 30, 2015, the Company was in default of the Company's $250,000 Bridge Notes that had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are included in the accompanying financial statements as current liabilities.  The conversion feature has expired.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 5.01 - Entry Into A Definitive Material Agreement

On May 15, 2015, the Board of Directors of the Company approved an agreement between the Company and Pure System International, Ltd. ("Pure") to utilize Pure's patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel in order to produce branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets.  In furtherance of this rejuvenated uniform segment of the Company, the Company and Pure formed a new limited liability company, Pure361, LLC ("Pure361") of which the Company owns 51% and Pure Systems International, Ltd. owns 49%.  Pure361 has the exclusive licensee to use Pure's patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals.

Item 5.02 - Appointment of Certain Officers

On May 15, 2015, the Board of Directors of the Company approved the hiring of Paul Serbiak, one of the Company's directors, as the Chief Operating Officer of the Company.  Mr. Serbiak received a signing bonus of 500,000 shares of the Company's common stock, and the Board of Directors approved an at-will employment contract for Mr. Serbiak that provides for a base salary of $12,000 per month.  Mr. Serbiak's contract also contains performance incentive stock options, exercisable at an average of the twenty-day market close price, for up to 500,000 additional shares if the Company meets certain benchmarks.  Mr. Serbiak does not have any family relationships with any other director or officer of the Company, and there are no transactions in which the directors have an interest requiring disclosure under Item 404(a) of Regulation S-K.

On May 15, 2015, the Board of Directors of the Company approved the hiring of K. Joy Nunn, one of the Company's directors, as the Chief Technical Officer of the Company.  Ms. Nunn received a signing bonus of 500,000 shares of the Company's common stock, and the Board of Directors approved an at-will employment contract for Ms. Nunn that provides for a base salary of $12,000 per month.  Ms. Nunn's contract also contains performance incentive stock options, exercisable at an average of the twenty-day market close price, for up to 1,000,000 additional shares of the Company if certain benchmarks are met, up to and including $1,500,000 in revenue from the rejuvenated uniform business.  Ms. Nunn is also eligible to receive an additional 1,000,000 stock options for every $100,000,000 the Company earns from the rejuvenated uniform business in excess of the additional $1,500,000.  Ms. Nunn does not have any family relationships with any other director or officer of the Company, and there are no transactions in which the directors have an interest requiring disclosure under Item 404(a) of Regulation S-K.

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

Global Fashion Tehnologies, Inc.

Date November 16, 2016	/ s/ Chris Giordano
President and Treasurer