Form 10-Q
period 2015-09-30
Global Fashion Technologies, Inc.
filed 2016-11-17
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
-----------------
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of September 30, 2015, there were 17,465,828 shares of the Issuer's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	*

ASSETS

Current assets:
Cash	$2,188	$755
Subscription receivable	20,000	-
Prepaid royalty expense	18,750	-
Total current assets	40,938	755

Property and equipment	2,650	-

Total assets	43,588	755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	45,627	98,471
Accrued compensation	-	340,000
Secured note and accrued interest payable	100,000	100,000
Secured note and accrued interest payable - related party	-	931,306
Unsecured notes and accrued interest payable	121,996	116,968
Convertible notes and accrued interest,	495,115	430,115
Advances from related party	93,628	87,131
Current liabilities from discontinued operations	870,045	870,045

Total current liabilities	1,726,411	2,974,036

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 17,465,828 and 1,758,500
shares issued and outstanding, 87,665 and 0 issuable
as of September 30, 2015 and December 31, 2014, respectively	17,553	1,759
Additional paid-in capital	27,382,268	6,438,915
Stock subscriptions received	-	791,319
Accumulated deficit	(29,082,844)	(9,779,153)

Total Global Fashion Technologies, Inc.
stockholders' deficit	(1,682,823)	(2,546,960)
Non-controlling interest	-	(426,321)
Total stockholders' deficit	(1,682,823)	(2,973,281)

Total liabilities and stockholders' deficit	$43,588	$755

*Derived from audited financial statements

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$4,000	$193,248

Operating expenses:
General and administrative	71,094	25,194	128,611	159,492
Participation share compensation - related party	-	-	1,514,060	-
Consulting fees share expense	-	-	89,283	-
Stock based compensation	-	-	1,609,375	-
Research and development	-	-	-	5,789
Failed acquisition costs paid in stock	(5,254)		1,008,745	-
Failed acquisition costs paid in stock - related party	-	-	923,520	-
Employee stock settlement costs	200,000	-	200,000	-
Debt extinguishment costs - related party	-	-	11,250,034	-

Total operating expenses	265,840	25,194	16,723,628	165,281

Income (loss) from operations	(265,840)	(25,194)	(16,719,628)	27,967

Other expense
Interest expense and financing costs	6,676	6,677	20,028	20,030

Total other expense	6,676	6,677	20,028	20,030

Income (loss) from continuing operations
before provision for income taxes	(272,516)	(31,871)	(16,739,656)	7,937

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(272,516)	$(31,871)	$(16,739,656)	$7,937

Loss from discontinued operations, net of tax	(213)	(1,851)	(2,564,035)	(470,816)

Net loss	(272,729)	(33,722)	(19,303,691)	(462,879)

Net loss attributable to non-controlling interests	-	907	-	230,700

Net loss attributable to Global Fashion
Technologies, Inc.	(272,729)	(32,815)	(19,303,691)	(232,179)

Net loss per share from continuing operations	$(0.02)	$(0.04)	$(1.39)	$0.01
Net loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.21)	$(0.64)
Net loss per share attributable to Global Fashion
Technologies, Inc.	$(0.02)	$(0.04)	$(1.60)	$(0.31)

Weighted average common shares outstanding	17,354,958	737,866	12,045,534	737,866
The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,303,691)	$(232,179)
Net loss from discontinued operations,
net of taxes and minority interest	(2,564,035)	(240,116)
Loss from continuing operations	(16,739,656)	7,937
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt extinguishment costs - related party	11,250,034	-
Depreciation	-	3,700
Failed acquisition costs paid in stock	968,750	-
Failed acquisition costs paid in stock - related party	923,520	-
Stock compensation expense	1,609,375	-
Stock issued for services	89,283	-
Employee stock settlement cost	200,000	-
Participation share compensation - related party	1,514,060	-
Changes in assets and liabilities:
Accounts receivable	-	(46,730)
Inventory	-	-
Prepaid expenses	(18,750)	-
Accounts payable	(52,844)	89,928
Accrued interest	20,028	20,029
Net cash used in operating activities	(236,200)	74,864

Cash flows used in investing activities:
Security deposits	-	(28,000)
Additions to property and equipment	(2,650)	(25,899)
Acquisition of investments	-	(4,000)
Total cash flows used in investing activities	(2,650)	(57,899)

Cash flows from financing activities:
Advances to affiliated companies	-	(82,385)
Advances from related party	18,937	-
Proceeds from note payable	50,000	50,000
Repayment of related party advance	(26,654)	-
Proceeds from the sale of common stock	198,000	-
Total cash flows from financing activities	240,283	(32,385)

Discontinued activities:
Net cash used in operating activities	-	-
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net cash flows from discontinued activities	-	-

Net increase (decrease) in cash	1,433	(15,420)
Cash at beginning of period	755	17,389
Cash at end of period	$2,188	$1,969

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	-	-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$931,306	$46,780
The accompanying notes are an integral part of these financial statements

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
September 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  As of September 30, 2015 and December 31, 2014, the Company had 400,000,000 shares of authorized common stock.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized. During the six months ended September 30, 2015 and 2014 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2015 and September 30, 2014. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

NOTE 3 – NOTES PAYABLE

 Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company's assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $601,048.  This note was subsequently sold to a Director of the Company.  On March 31, 2013 the Company's Board of Directors issued a "Moratorium on Accrued Interest" stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.  The balance of this note plus accrued interest totals $ 0 and $ 931,306 at September 30, 2015 and December 31, 2014, respectively.

NOTE 3 – NOTES PAYABLE (Continued)

On March 1, 2015 the principal and accrued interest in the amount of $931,306 was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  The Company recorded $8,465,034 of debt extinguishment cost.

As of December 31, 2014, the Company owed $785,764 to trade creditors of Leading Edge Fashion LLC, a discontinued operation which was controlled by the Company. The Company paid the outstanding obligation on July 1, 2016 through the issuance of 600,000 shares of common stock.

On November 25, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. The balance of this note plus accrued interest totals $102,465 and $100,833 at September 30, 2015 and December 31, 2014 respectively.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration for 200,000 shares of common stock with interest accruing after March 29, 2016 at 12%.  The note is in default after September 30, 2016 as the note remains unpaid.

Unsecured Notes Payable

The Company has an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note bears interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company has made no payments under this note and the note is in default.  The balance of this note plus accrued interest totals $121,996 and $116,968 at September 30, 2015 and December 31, 2014 respectively.

Convertible Notes Payable

The Company issued an 8% unsecured convertible note payable in the amount of $250,000 in 2005.  The conversion feature has expired and the note is in default.  The balance of the principal and interest is $445,115 and $430,115, as of September 30, 2015 and December 31, 2014, respectively.

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matures on August 8, 2016.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.

During the year ended December 31, 2012 the Company and certain holders agreed to convert the notes payable and related accrued interest totaling $791,319 into 89,000 shares of the Company's common stock.  The above balance was reflected as stock subscriptions received but not issued as of December 31, 2014 and reclassified to additional paid in capital as of September 30, 2015 and the shares are still issuable.

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

As of September 30, 2015 and December 31, 2014, the Company has 17,465,828 and 1,758,500 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of September 30, 2015, the Company had 87,665 shares of common stock issuable. The common stock subscriptions of $791,319 have been received as of December 31, 2014.  The $791,319 of subscriptions received has been reclassified to equity as of September 30, 2015.

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

In April 2015 the Company raised gross proceeds from the issuance of 80,000 shares of common stock to two investors for $0.25 per share, which resulted in a corresponding subscription receivable as of September 30, 2015.  The subscription amount was subsequently received in November 2015.

The Company issued 187,500 shares of its common stock to directors as stock based compensation in the nine month period ended September, 30, 2015. The common stock was valued at $234,375 based on the trading price of the stock at the time of issuance.

During the nine month period ended September 30, 2015, two directors were each issued 50,000 shares of common stock as stock based compensation. The common stock was valued at $136,500 based on the trading price of the stock at the time of each issuance.

In the nine month period ended September 30, 2015, 1,211,248 shares of common stock were issued to a director as a participation fee.  The common stock was valued at $1.25 per share based on the trading price at the time of issuance.

In the nine months ended September 30, 2015, 686,000 shares of common stock were issued for $105,500 in cash.

In the nine months ended September 30, 2015, the Company issued 2,500,000 shares of its common stock to two employees as an extinguishment of debt resulting from salary that had been accrued.  The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.  This issuance resulted in $2,785,000 of debt extinguishment costs.

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

As of September 30, 2015 and December 31, 2014, $870,045 of current liabilities from discontinued operations includes $785,764 loan payable and $84,281 accounts payable.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has received advances from an Officer and member of the Board of Directors of the Company in the amount of $93,628 and $87,131 at September 30, 2015 and December 31, 2014, respectively.

The Company issued in the nine months ended September 30, 2015, 2.5 million shares of the Company's common stock valued at $3,125,000 in consideration of settlement of $340,000 of outstanding payroll owed to two officers of the Company.  This issuance resulted in $2,785,000 of debt extinguishment costs.

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

Management has evaluated the impact of events occurring after September 30, 2015 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2015, our current assets were $40,938 as compared to $755 in current assets as of December 31, 2014.

As of September 30, 2015, our current liabilities were $1,726,411 as compared to $2,974,036 in current liabilities as of December 31, 2014.  This change in the Company's financial condition was primarily related to R.R. Donnelly & Sons Company note which was acquired by a director and converted on March 1, 2015 into 6,062,154 shares of the Company's common stock.  On March 1, 2015 the principal and accrued interest in the amount of $931,306 related to the R.R. Donnelly & Sons Company note was converted into 6,062,154 shares of common stock of the Company.  As a result of this conversion, the $931,306 liability due to "secured note and accrued interest payable - related party" that existed as of December 14, 2014, was reduced to $0 as of September 30, 2015.  In addition, two officers accrued wages of $340,000 as of December 31, 2014 were converted to 2.5 million shares of common stock at $1.25 during the nine months ended September 30, 2015, reducing the accrued compensation from $340,000 to $0 as of September 30, 2015.

Net cash used in operating activities for the nine months ended September 30, 2015 was $236,413 compared to net cash provided by operating activities for the nine months ended September 30, 2014 of $74,864.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include debt extinguishment cost, failed acquisition noncash expense, discontinued operation expense, stock compensation expense, stock issued for services, and participation share compensation. The net loss for the nine months ended September 30, 2015 of $19,303,691 was essentially offset by these non-cash adjustments totaling $19,118,844. Changes in assets and liabilities provided an offset to the non-cash expenses of $51,566.

Net cash flows used in investing activities consisted of $2,650 in additions to property and equipment for the nine months ended September 30, 2015, compared to $25,899 and an additional $32,000 in other investing activities for the nine months ended September 30, 2014.

Net cash provided by financing activities of $240,496 for the nine month period ending September 30, 2015 was primarily due to $198,000 paid to the Company from the sale of common stock, proceeds received from the issuance of a $50,000 note payable and advances from a related party of $19,150, offset by payment of $26,654 to a related party for an advance.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The Company experienced a net loss of $272,729 in the third quarter of 2015 compared to net loss of $33,722 in the third quarter of 2014.  This change was primarily due to the issuance of 200,000 shares of the Company's common stock valued at $200,000 to a former executive of the company per due to the execution of a separation agreement.  The remaining change was due to a change in other operating expenses of $39,007.

General and administrative costs increased to $71,094 for the three months ended September 30, 2015 compared to $25,194 for the three months ended September 30, 2014. This increase of $45,900 is a result of an increase in third quarter operating expenses from 2014 to 2015.

Interest expense was $6,676 and $6,677 for the three months ended September 30, 2015 and 2014, respectively.

The Company had a loss from discontinued operations of $213 for the three months ended September 30, 2015 compared $1,851 for the three months ended September 30, 2014.

Net loss attributable to non-controlling interests was $0 for the three months ended September 30, 2015 compared to $907 for the three months ended September 30, 2014.  The entity which owned the non-controlling interest of Leading Edge Fashions, LLC became incapable of funding their share of the losses incurred in the fourth quarter of 2014, and therefore, the minority interest from December 31, 2014 was charged to discontinued operations for the three and nine months ended September 30, 2015. In addition, 1,710,000 shares of common stock were issued at $1.25 per share for additional losses from discontinued operations for the three and nine months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The Company experienced a net loss of $19,303,691 in the nine months ended September 30, 2015 compared to net loss of $462,879 in nine months ended September 30, 2014.  This change was primarily due to the settlement of $340,000 of accrued salary through the issuances of 2,500,000 shares of common stock resulting in an extinguishment of debt in the amount of $2,785,000. The R.R. Donnelly & Sons Company note acquired by a director and converted into common stock which resulted in a debt extinguishment cost of $8,465,034, failed acquisition expense of $1,932,265, of which $1,892,270 was related to common stock issued for expenses incurred related to the failed acquisition.  The Company issued 1,000,000 shares of common stock valued at $1,250,000 as sign-on bonuses to two key employees (500,000 shares each) and 287,500 shares of common stock valued at $359,375 to the Company's board members for their services.  The Company issued 1,211,248 shares of its common stock valued at $1,514,060 to an individual for participation expenses.  The Company also issued 200,000 shares of common stock valued at $200,000 related to an employee stock settlement, and issued 71,426 shares of common stock valued at $89,283 for consulting services.  In addition, there was a decrease in revenues for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.  While the Company's revenue was $334,257 for the nine months ended September 30, 2014, it was $4,000 for the nine months ended September 30, 2015.  This reduction in revenue in for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is due to the fact that a majority of the revenue received in the first and second quarters of 2014 related to one-time payments for consulting services.

General and administrative costs were reduced to $128,611 for the nine months ended September 30, 2015 compared to $334,257 for the nine months ended September 30, 2014. This reduction of $205,646 is a result of a decrease in first nine months operating expenses from 2014 to 2015.

Research and development costs were $0 for the nine months ended September 30, 2015 compared to $5,789 for the nine months ended September 30, 2014.

Interest expense was $20,028 and $20,030 for the nine months ended September 30, 2015 and 2014, respectively.

Loss from discontinued operations, net of tax increased to $2,564,035 for the nine months ended September 30, 2015 from $470,816 for the nine months ended September 30, 2014.  The $2,564,035 incurred in the first half of 2015 was related to additional costs of Leading Edge Fashions, LLC.

Net loss attributable to non-controlling interests was $0 for the three months ended September 30, 2015 compared to $230,700 for the three months ended September 30, 2014.  The entity which owned the non-controlling interest of Leading Edge Fashions, LLC became incapable of funding their share of the losses incurred in the fourth quarter of 2014, and therefore, the minority interest from December 31, 2014 was charged to discontinued operations for the three and nine months ended September 30, 2015. In addition, 1,710,000 shares of common stock were issued at $1.25 per share for additional losses from discontinued operations for the three and nine months ended September 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this filing, the Company is a party to two pending litigation matters.  One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent.  GFTI does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff.  A judgment of eviction was entered, but GFTI does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction.  The plaintiff is also seeking unpaid rent in the amount of $26,595.

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

In April 2015 the Company raised gross proceeds from the issuance of 80,000 shares of common stock to two investors for $0.25 per share, which resulted in a corresponding subscription receivable as of September 30, 2015.  The subscription amount was subsequently received in November 2015.

The Company issued 187,500 shares of its common stock to directors as stock based compensation in the nine month period ended September, 30, 2015. The common stock was valued at $234,375 based on the trading price of the stock at the time of issuance.

During the nine month period ended September 30, 2015, two directors were each issued 50,000 shares of common stock as stock based compensation. The common stock was valued at $136,500 based on the trading price of the stock at the time of each issuance.

In the nine month period ended September 30, 2015, 1,211,248 shares of common stock were issued to a director as a participation fee.  The common stock was valued at $1.25 per share based on the trading price at the time of issuance.

In the nine months ended September 30, 2015, 686,000 shares of common stock were issued for $105,500 in cash.

In the nine months ended September 30, 2015, the Company issued 2,500,000 shares of its common stock to two employees as an extinguishment of debt resulting from salary that had been accrued.  The common stock was valued at $1.25 per share based on the trading price of the stock at the time of issuance.  This issuance resulted in $2,785,000 of debt extinguishment costs.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2015, the Company was in default of an unsecured note payable in the principal amount of $67,057.  This note was issued to a vendor on August 23, 2007, and the balance of this note plus accrued interest totals $121,996 as of September 30, 2015.

As of September 30, 2015, the Company was in default of the Company's $250,000 Bridge Notes that had an original maturity date of October, 2005.  The Bridge Notes have not been repaid and are included in the accompanying financial statements as current liabilities.  The conversion feature has expired.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

For the period covered by this Form 10-Q, there was no information required to be disclosed in a report on Form 8-K that was not reported.  In addition, there were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

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

Global Fashion Technologies, Inc.

Date November 16, 2016	/ s/ Chris Giordano
President and Treasurer