Form 10-K/A
period 2014-12-31
Global Fashion Technologies, Inc.
filed 2016-12-07
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K/A
(Amendment No. 1)
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
Yes [ ] No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X ]

The Issuer's Revenues for year ended December 31, 2014 were: $193,248

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2014, was: $635,812

Number of shares of the registrant's common stock outstanding as of December 31, 2014 is: 1,758,500 shares.

Explanatory Note

Global Fashion Technologies, Inc. is filing this Amendment to its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed with the Security and Exchange Commission on February 3, 2016 to restate and amend its previously-issued audited consolidated financial statements and related financial information as of December 31, 2014 and 2013.

Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Annual Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since February 3, 2016, the date the Annual Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Annual Report and this Amendment speaks only as of April 17, 2015. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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

Global Fashion Technologies, Inc

Dated: December 6, 2016	By: /s/ Christopher Giordano

Christopher Giordano

Principal Executive Officer, President, Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Omar Barrientos Omar Barrientos	Principal Accounting Officer, Principal Financial Officer andDirector	December 6, 2016

By: /s/ Christopher Giordano Christopher Giordano	Principal Executive Officer, President, Treasurer and Chairman	December 6, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Fashion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Fashion Technologies, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the financial statements as of December 31, 2014 and 2013 have been restated and correct a misstatement.

Yichien Yeh, CPA
Oakland Gardens, New York
December 1, 2016

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	(Restated)	(Restated)
ASSETS

Current assets:
Cash	$755	$17,389
Deposits on inventory	-	45,000

Total current assets	755	62,389

Total Assets	755	62,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	98,471	75,057
Accrued compensation	340,000	340,000
Secured note and accrued interest payable	1,032,556	978,006
Unsecured notes and accrued interest payable	115,718	109,012
Convertible notes and accrued interest,	430,115	410,115
Advances from related party	87,131	79,599
Current liabilities from discontinued operations	870,045	-

Total current liabilities	2,974,036	1,991,789

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 issued and
outstanding	200	200
Common stock $0.001 par value, 300,000,000
shares authorized, 1,758,500 and
624,196 shares issued and outstanding	1,759	624
Additional paid-in capital	6,438,916	5,535,484
Stock subscriptions received	791,319	849,519
Accumulated deficit	(9,779,153)	(8,315,227)
Total Global Fashions Technology Group, Inc. stockholders' deficit	(2,546,959)	(1,929,400)
Non-controlling interest	(426,322)	-
Total stockholders' deficit	(2,973,281)	(1,929,400)

Total liabilities and stockholders' deficit	$755	$62,389

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

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013 (Restated)

		Global Global Fashions Technology Group, Inc. Stockholders
						Additional
		Class B Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Non-Controlling
	Total	Shares	Amount	Shares	Amount	Capital	(Deficit)	Received	Interest

Balance, December 31, 2012	$(1,867,715)	200,000	$200	436,582	$436	$5,478,272	$(8,214,042)	$867,419	$-

Stock subscriptions received	39,500	-	-	-	-	-	-	39,500	-

Common stock issued	-	-	-	187,614	188	57,212	-	(57,400)	-

Net loss	(101,185)	-	-	-	-	-	(101,185)	-	-

Balance, December 31, 2013	$(1,929,400)	200,000	$200	624,196	$624	$5,535,484	$(8,315,227)	$849,519	-

Common stock issued to convert notes payable	146,700	-	-	270,089	270	146,430	-	-	-

Common stock issued for services	316,698	-	-	114,538	115	316,583	-	-	-

Common stock issued for proceeds	382,969	-	-	725,654	726	382,243	-	-	-

Common stock issued for subscription	-	-	-	24,023	24	58,176	-	(58,200)	-

Net loss	(1,890,248)	-	-	-	-	-	(1,463,926)	-	(426,322)

Balance, December 31, 2014	$(2,973,281)	200,000	$200	1,758,500	$1,759	$6,438,916	$(9,779,153)	$791,319	$(426,322)

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

Note 2 – Summary of Significant Accounting Policies

Restatement

The Company reached a determination to restate its previously filed financial statements as of December 31, 2014 and 2013.  The restatement had no effect on net loss for the years ended December 31, 2014 and 2013. The restatement related to reverse stock split taking effect on August 15, 2014 with making par value unchanged.

The Company initially wrongly states its par value of shares $0.35 after reverse stock split taking effect. The Company is restating its financial statements to account for its shares with par value of $0.001.

The following summarize the effect of the restatement.

On December 31, 2014,

	Previously Reported	Adjustment	Restated

Common Stock	$614,869	$(613,110)	$1,759
Additional Paid In Capital	$5,825,806	$613,110	$6,438,116

On December 31, 2013,

	Previously Reported	Adjustment	Restated

Common Stock	$218,254	$(217,630)	$624
Additional Paid In Capital	$5,317,854	$217,630	$5,535,484

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

Common Stock

As of December 31, 2014 and December 31, 2013, the Company has 1,758,500 and 624,196 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, common stock subscriptions of $791,319 and $849,519 have been received on December 31, 2014 and December 31, 2013, respectively.

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