Form 10-K
period 2015-12-31
Global Fashion Technologies, Inc.
filed 2016-12-12
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
-----------------
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes☒No

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
☐Yes☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
☐Yes☒No

On December 31, 2015 there  were 18,915,327 shares of the registrant's Common Stock issued and outstanding and held by approximately 213 shareholders, eight of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.  The aggregate market value of the common equity held by non-affiliates as of the date of the filing of this report was $5,863,751 based on the price at which the common equity was last sold.

Global Fashion Technologies, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2015

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties.  These statements related to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements may also relate to our future prospects, developments and business strategies.

We have used the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements.  These forward-looking statement are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	General economic and industry conditions;
●	Out history of losses, deficits and negative operating cash flows;
●	Our limited operating history;
●	Industry competition;
●	Environmental and governmental regulation;
●	Protection and defense of our intellectual property rights;
●	Reliance on, and the ability to attract, key personnel;
●	Other factors including those discussed in "Risk Factors" in this annual report on Form 10-K and our incorporated documents.

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

In this annual report on Form 10-K, the terms "Premiere," "Company," "we," "us" and "our" refer to Global Fashion Technologies, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Company History

Global Fashion Technologies, Inc. ("GFTI", 'We" or the "Company") was incorporated in Nevada on March 25, 2005 as Premier Publishing Group, Inc.  Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

After ceasing the publishing operations of the former management, the Company's operations consisted solely of utilizing the expertise of our Board Members and outside agents to further the efforts our advisory services business plan through a wholly-owned subsidiary known as Trident Merchant Group, Inc.

In addition, during the fourth quarter of 2013, the Company became involved in the manufacturing and global distribution of ladies apparel.  However, in 2014 the Company stopped developing a footprint in the apparel business due to cash restraints and logistics and ceased agreements with all third-parties to distribute their products into SE Asia and China.

Current Overview of the Company

Global Fashion Technologies Inc. Is currently a development stage rejuvenation technology company which will be offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets.  We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.  In addition, we will also be offering branded apparel into both online and brick and mortar environments.  This will initially be through a license we signed with EMME®, a former Ford Supermodel, for the purposes of marketing and manufacturing the EMME® brand of Activewear to the vastly under-served curvy/plus size market.

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

ITEM 1A. RISK FACTORS

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Bulletin Board under the symbol "GFTI." The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal year 2015, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2015 was $0.50 per share. As of December 31, 2015, there were 213 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2015

First Quarter	$1.55	$0.61

Second Quarter	$1.50	$0.42

Third Quarter	$1.00	$0.15

Fourth Quarter	$0.80	$0.16

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 213 stockholders of record of our common stock on December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2015, our current assets were $42,989 as compared to $755 in current assets as of December 31, 2014.

As of December 31, 2015, our current liabilities were $1,307,098 as compared to $2,974,036 in current liabilities as of December 31, 2014.  This change in the Company's financial condition was primarily related to R.R. Donnelly & Sons Company note and accrued interest with a combined balance of $931,306 which was acquired by a director and converted on March 1, 2015 into 6,062,154 shares of the Company's common stock. As a result of this conversion, the $931,306 liability due to "secured note and accrued interest payable - related party" that existed as of December 14, 2014, was reduced to $0 as of December 31, 2015.  In addition, an officer's accrued wages of $340,000 as of December 31, 2014 were converted to 2.5 million shares of common stock at $1.25 per share during the year ended December 31, 2015, reducing the accrued compensation from $340,000 to $108,000 as of December 31, 2015.  Also, Due to the fact that the statute of limitations for the holders of two notes payable to initiate litigation has expired, these notes and related accrued interest totaling $573,787 have been written off and charged against debt extinguishment costs.

Net cash used in operating activities for the year ended December 31, 2015 was $465,904 compared to net cash used in operating activities for the year ended December 31, 2014 of $607,135.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include debt extinguishment cost, failed acquisition noncash expense, discontinued operation expense, stock compensation expense, stock issued for services, and participation share compensation. The net loss for the year ended December 31, 2015 of $19,132,725 was essentially offset by these non-cash adjustments totaling $15,981,631. Changes in assets and liabilities provided an additional offset to net loss of $99,653.

Net cash flows used in investing activities consisted of $2,650 and $0 in additions to property and equipment for the years ended December 31, 2015 and 2014, respectively.

Net cash provided by financing activities of $522,501 for the year ended December 31, 2015 was primarily due to $458,000 paid to the Company from the sale of common stock, proceeds received from the issuance of a $50,000 note payable and advances from a related party of $41,155, offset by payment of $26,654 to a related party for an advance.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Year Ended December 31, 2015 and 2014

The Company experienced a net loss of $19,132,725 in the year ended December 31, 2015 compared to net loss of $1,890,248 in year ended December 31, 2014.  This change was primarily due to the settlement of $340,000 of accrued salary through the issuances of 2,500,000 shares of common stock resulting in an extinguishment of debt in the amount of $2,785,000. The R.R. Donnelly & Sons Company note acquired by a director and converted into common stock which resulted in a debt extinguishment cost of $8,465,034.  Debt extinguishment costs were reduced due to the write-off of two notes payable and related accrued interest totaling $573,787.  The Company had a failed acquisition expense of $1,919,765, of which $1,892,270 was related to common stock issued for expenses incurred related to the failed acquisition.  The Company issued 1,000,000 shares of common stock valued at $1,250,000 as sign-on bonuses to two key employees (500,000 shares each) and 287,500 shares of common stock valued at $359,375 to the Company's board members for their services.  The Company issued 1,211,248 shares of its common stock valued at $1,514,060 to a director and relative of the director for participation expenses.  The Company also issued 200,000 shares of common stock valued at $200,000 related to an employee stock settlement, and issued 71,426 shares of common stock valued at $89,283 for consulting services.  In addition, there was a decrease in revenues for the year ended December 31, 2015 when compared to the year ended December 31, 2014.  While the Company's revenue was $193,248 for the year ended December 31, 2014, it was $3,500 for the year ended December 31, 2015.  This reduction in revenue in for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to the fact that a majority of the revenue received in the second quarter of 2014 related to one-time payments for consulting services.

General and administrative costs were reduced to $499,944 for the year ended December 31, 2015 compared to $1,185,495 for the year ended December 31, 2014. This reduction of $685,551 is a result of a decrease in operating expenses from 2014 to 2015.

Interest expense was $42,016 and $27,956 for the year ended December 31, 2015 and 2014, respectively.

Loss from discontinued operations, net of tax increased to $2,585,535 for the year ended December 31, 2015 from $870,045 for the year ended December 31, 2014.  The $2,585,535 incurred in the first half of 2015 was related to additional costs of Leading Edge Fashions, LLC.

Net loss attributable to non-controlling interests was $0 for the year ended December 31, 2015 compared to $426,322 for the year ended December 31, 2014.  The entity which owned the non-controlling interest of Leading Edge Fashions, LLC became incapable of funding their share of the losses incurred in the fourth quarter of 2014, and therefore, the minority interest from December 31, 2014 was charged to discontinued operations for the year ended December 31, 2015. In addition, 1,710,000 shares of common stock were issued at $1.25 per share for additional losses from discontinued operations for the year ended December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers, as of December 31, 2015, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Frederick Andrieni		Director	February 26, 2015
Omar Barrientos	72	Secretary and Director	December 14, 2007
Michael A. Breen	56	Director	September 16, 2014
Christopher H. Giordano	60	President, Treasurer and Director	August 4, 2010
Kareyn Joy Nunn	57	Director	February 26, 2015
Michael Rosenbaum	77	Director	May 8, 2014
Robert Schneiderman	71	Director	September 16, 2014
Paul Serbiak	57	Director	February 26, 2015

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2015, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d) Family relationships.

There are no family relationships between any directors and/or executive officers.

(e) The business experience of the directors and executive officers.

Frederick Paul Andrieni is the founder of Andrieni & Associates, LLC; a private equity firm through which he made strategic equity investments, led technology based investments and served as strategic consultant, board member and CEO in numerous companies in their investment portfolio.  Fred has over 30 years' experience in refining concepts and visions into a viable direction for start-up companies.  Prior to Andrieni & Associates, LLC, Mr. Andrieni was founder of High Pointe Custom Homes, LLC (high-end custom home builder); Endotec, LLC, (the first laparoscopic surgical device company), EnviroTec, (tire recycling process that utilized pyrolysis technology), Diagnostic Medical Instruments (DMI); and Microvations, Inc.  (the first touch-screen information terminal).  Mr. Andrieni honed his keen interest in technology at the start of his career as Director of Fields Sales and Marketing Eastern Division for Anheuser-Busch, Inc. where he managed a task force that was specifically focused on marketing new products.

Omar G. Barrientos was the president, treasurer and a director of U.S.A. Sunrise Beverages Inc., from August 1990, until September 2002. From September 2002 to June 2006 Mr. Barrientos was the president, treasurer and a director of Sunrise U.S.A. Incorporated. Mr. Barrientos received a license as a Real Estate Mortgage Broker under the South Dakota Banking Commission in 1981 and was the principal of Ombar Financial Services, and its affiliates Tri-Star Financial Services Brokerage and Moody Trust Co., in Rapid City SD. From 1986 to 1990, Mr. Barrientos served as president of Mexico U.S.A. (member of a chain of Mexican restaurants) located in Rapid City, SD. Mr. Barrientos is the owner of 4,000,000 shares of the Company's common stock.

Michael A. Breen has been serving as a member of our Board of Directors since September 16, 2014. Since 1991, Mr. Breen has been practicing law in his own private practice with offices in Bowling Green and Scottsville, Kentucky.  Mr. Breen graduated from the University of Kentucky College of Law in Lexington, Kentucky in 1983.  In 1980, Mr. Breen earned a B.A. from the University of Kentucky, in Lexington, Kentucky and was Phi Beta Kappa.  Mr. Breen is a member of the Kentucky and Tennessee Bar Associations.  Mr. Breen's career has been marked by a number of noteworthy accomplishments. In 1995, Mike was certified as a civil trial specialist by the National Board of Trial Advocacy. He also enjoys speaking and writing on the law and in 1996 published a book on insurance called Bad Faith in Kentucky: a Primer. It is the leading work on the subject. In 1996, Mr. Breen received his "AV" rating from Martindale-Hubbell, a national attorney rating service. It is the highest ranking a lawyer can receive.  Mr. Breen's legal acumen makes him a valuable resource to the Company's Board of Directors

Christopher A. Giordano is the owner of Birchwood Capital Advisors, LLC., which provides financial and business consulting services to small and medium size businesses primarily in the bankruptcy and work-out arenas. Birchwood was the manager of the Distressed Opportunities Fund, LP from the period of 1990 through 2001. The fund was a principal investor and or advisor to 37 Bankruptcies and Out of Court Restructurings. From 1980 through 1990, Mr. Giordano served as a Senior VP in the Asset Management division Paine Webber. Mr. Giordano formed and owned Manchester Rhone Securities, an NASD member firm which underwrote several IPO's, until its sale in 1993.

Kareyn Joy Nunn has been at the forefront of renewable post-industrial resources technology for over twenty years. She has combined a desire for greater environmental stewardship along with an intuitive instinct in the area of regeneration technology to emerge as one of the global leaders in the field. From the early days in business development with American Renewable Resources to her role as CEO of Circle Sustainable Technologies, Joy has either authored or co-authored twenty industry related patents, centered on the regeneration of textile, leather and wood post-industrial scrap. The success of these technological breakthroughs led to the development of strategic manufacturing processes for the re-purposing of waste streams into sustainable products. The applied derivatives of the sustainable products have been in the markets of personal care, apparel, home furnishings and automotive, just to name a few. Joy has developed a global network of raw materials supply relationships and manufacturing partners and she will oversee the construction of new waste regeneration facilities throughout the world.  Joy founded and led one of the nation's premier Sustainability Consortium's, USA Consortium for Sustainability.  Members of this Consortium included, Ford, Mazda, Springs Industry, Collins and Aikman, Nike, PGI, Estee Lauder, Staples, Dow Reichhold Industries, Wal-Mart, Marks and Spencer and others too numerous to name.  Sustainable Products were created with and for these industry giants from Mrs., Nunn's technologies and commercialized as a part of these Consortium meetings. In 2007, under Joy's leadership, Sustainable Solutions, Inc. won Oklahoma State University's Green Award for Sustainability. Additionally, Circle 360, LLC won the 2010 World of Wipes (WOW) Innovation Award while under Joy's direction. She has been featured in numerous articles in industry trade magazines and quoted by prominent authors such as Paul Hawken in his book, Blessed Unrest.

Michael Rosenbaum , now retired, was formerly the Executive VP and Director of Vector Group, Inc a NYSE public company. He was also  vice chairman of Skybox, Inc which was sold for over 300 million cash to Marvel Group. Within the last 18 months he sold his interest in a luxury beachfront  real estate development project in Virgin Gorda BVI. He is a director of Common  Sense- a feminine hygiene co and Lithotech Grou- a medical device co. He has a  BA from Yale and MIA and LLB from Columbia University.

Robert Schneiderman was the founder of ScripsAmerica Inc., (SCRC) which started operations in 2010.  As of December 31, 2014, he was its CEO as well as a member of the Board of Directors. He has guided the Company to its status of generating over $30,000,000 in revenue in 2014 and becoming a profitable operation. Mr. Schneiderman has an extensive background of accomplishments. His experience includes using his established network to facilitate the financing of public and non public companies and assisting with mergers and acquisitions. He has been involved with marketing and consulting on a vast array of projects. These projects have included expansion of clients' customer base via product development, placement into mass retail, development of marketing programs, and effectively establishing and maintaining communications between all involved parties. Mr. Schneiderman possesses expertise in implementing marketing strategies, developing advertising-media programs, project management, structuring of operational systems, facilitation of client needs, procedures, expanding marketing channels, liaison between marketing channels-services and clients, as well as contract negotiations. Mr. Schneiderman has had personnel, operations, financial management and supervisory experience for 32 years as CEO of a prominent Philadelphia recruiting firm. In addition, he has served as committee chairman for charity and community service organizations guiding, advising, recruiting and motivating volunteers and has engaged in hands-on supervision and activity in the areas of fundraising, gala events, special event planning, social event planning, enhancement of membership recruitment procedures, writing of newsletter articles, and speeches. Mr. Schneiderman earned a B.S. in Business from Temple University.

Paul Serbiak is currently a Managing Partner of Pure Systems Sustainable Product Technologies as well as CEO and founder of Ideas To Market First, LLC, an innovation practice that specializes in open innovation strategy and developing unused IP for corporate clients.  Paul career includes serving as a Global Vice President at Johnson and Johnson as well as senior strategic roles at Procter & Gamble and Kimberly Clark.

 (f)  Involvement in certain legal proceedings.

None.

(g) Promoters and control persons.

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file.  Based on our review of the EDGAR database, We believe that the following persons are delinquent in filing the required forms for the year ended December 31, 2015:  Christopher Giordano, Omar Barrientos, Paul Serbiak, K. Joy Nunn, Fred Andreini, Michael Breen, Michael Rosenbaum and Robert Schneiderman.  The Company will remind these individuals of the required forms and ensure that all required forms are timely filed moving forward.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid in 2015 to the Company's executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incntv. Plan Comp.	Change in pension value & nonqualified deferred compensation earnings	All Other Comp	Total
Christopher Giordano President, Treasurer & Director (PEO & PFO)	2015	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Omar Barrientos Secretary & Director	2015	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Paul Serbiak Chief Operating Officer	2015	$0.00	$0.00	$625,000(2)	$0.00(3)	$0.00	$0.00	$0.00	$0.00
K. Joy Nunn Chief Technical Officer	2015	$0.00	$0.00	$625,000(2)	$0.00(3)	$0.00	$0.00	$0.00	$0.00
Thomas H. Witthuhn (former Secretary & Director)	2015	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$200,000(4)	$0.00

(1)                 On April 15, 2015, Christopher Giordano and Omar Barrientos were issued 2,500,000 shares of the Company's common stock, collectively, as an extinguishment of debt for salaries that were accrued prior to 2015.  This resulted in an extinguishment of debt in the amount of $2,785,000.  However, since the conversion was related to salary that accrued prior to 2015, such amount was not included in the 2015 compensation table.

(2)  On May 15, 2015, Paul Serbiak and K. Joy Nunn each received a signing bonus of 500,000 shares of the Company's common stock.  These bonuses were each valued at $625,000 based on the trading price at the time of the issuance.

(3)  The employment contracts for Paul Serbiak and K. Joy Nunn both include performance incentive stock options based upon the Company meeting certain performance conditions.  The Company did not meet the requisite performance conditions in 2015, and it is unlikely that the Company will meet the requisite performance conditions in 2016.  Due to the foregoing, this compensation is not being recognized in either 2015 or 2016 pursuant to FASB ASC Topic 718.

(4)  On August 21, 2015, Thomas H. Witthuhn received 200,000 shares of the Company's common stock pursuant to the terms of his separation agreement with the Company.  These shares were valued at $200,000 based on the trading price at the time of the issuance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company's executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	None
Paul Serbiak Chief Operating Officer			250,000(1)	*	#
			250,000(2)	*	#
			500,000(3)	*	#
K. Joy Nunn Chief Technical Officer			250,000(1)	*	#
			250,000(2)	*	#
			500,000(3)	*	#
			1,000,000(4)	*	#

* All of the options set forth in the above table are exerciseable at the twenty-day average market close price.

# All of the options set forth in the above table are performance based and do not expire so long as the employment contract with the respective employee is in full force and effect.

(1) This option is exerciseable upon Pure 361, LLC generating $25,000,000 in gross revenue from sales of rejuvenated uniforms.

(2) This option is exerciseable upon Pure 361, LLC generating each additional $25,000,000 in gross revenue from sales of rejuvenated uniforms over and above the initial $25,000,000.

(3) This option is exerciseable upon Pure 361, LLC generating $150,000,000 in gross revenue from sales of rejuvenated uniforms.

(4) This option is exerciseable upon Pure 361, LLC generating each additional $100,000,000 in gross revenue from sales of rejuvenated uniforms over and above the initial $150,000,000.

Compensation of Directors

The following table sets forth certain information with respect to compensation paid in 2015 to some of the Company's Directors.  This table does not include the Company's officers who were compensated as set forth above for service to the Company in their roles as officers, not directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Comp	Nonqualified deferred compensation earnings	All Other Comp	Total
Fred Andreini	$0.00	$62,500(1)	$0.00	$0.00	$0.00	$0.00	$0.00
Michael Breen	$0.00	$62,500(1)	$0.00	$0.00	$0.00	$0.00	$0.00
Michael Rosenbaum	$0.00	$62,500(1)	$0.00	$0.00	$0.00	$0.00	$0.00
Robert Schneiderman	$0.00	$62,500(1)(2)	$0.00	$0.00	$0.00	$0.00	$0.00

(1)  Each of the four board members in the table were awarded 50,000 shares of common stock for their service on the Company's Board of Directors in 2015.

(2)  Mr. Schneiderman's shares were not yet issued as of December 31, 2015, but were issued subsequently for his 2015 service on the Board of Directors.

Other than as set forth in the table above, the Company has not compensated any Board members for their participation on the Board and does not have any standard or other arrangements for compensating them for such services.   The Company may issue shares of common stock or options to acquire shares of the Company's common stock to members of the Board in consideration for their services as members of the Board.  The Company does expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of December 31, 2015, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 18,915,327 beneficially owned shares of common stock outstanding as of December 31, 2015, and 200,000 beneficially owned shares of preferred stock outstanding on December 31, 2015. The address of each director and executive officer listed below is c/o Global Fashion Technologies, Inc., 2001 RT 46, Waterview Plaza, Suite 201, Parsippany, New Jersey.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Frederick Andrieni	1,400,000	6.9%	0	*

Directors & Officers	Omar Barrientos	211,432	1.0%	0	*

Directors & Officers	Michael A. Breen	50,000	*	0	*

Directors & Officers	Christopher H. Giordano	5,035,359(1)(2)	25%	200,000	100%

Directors & Officers	Kareyn Joy Nunn	500,000	2.5%	0	*

Directors & Officers	Michael Rosenbaum	1,755,990 (3)	8.6%	0	*

Directors & Officers	Robert Schneiderman	84,000	*	0	*

Directors & Officers	Paul Serbiak	500,000	2.5%	0	*

	Officers & Directors as a group (8 persons)	9,536,781	50.4%	200,000	100%

5% Shareholders	None other than any directors set forth above.

* Represents less than 1%

(1)  Christopher Giordano beneficially owns 200,000 shares of Class B Preferred Stock, which is 100% percent of the outstanding shares in the class.  The Class B Preferred shareholders vote together with the common stock as a single class and the holders of Class B Preferred are entitled to 10,000 votes per share.

(2)  Includes:  (a) 3,005,715 shares of Common Stock held by Birchwood Capital Advisors, LLC, of which Christopher H. Giordano has voting and dispositive control, (b) 13,072 shares of Common Stock held by Bella Capital Holdings, (c) 16,572 shares of Common Stock held by Isabella Giordano.

(3)  Includes shares of Common Stock held by Maj Rosenbaum.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2015, the Company had equity compensation plans with K. Joy Nunn and Paul Serbiak.  A summary table of the potential share issuances based upon these plans is set forth below:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	*	3,000,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	0
Total	0	*	3,000,000

* All of the options set forth in the above table are exercisable at the twenty-day average market close price.

The employment contracts for Paul Serbiak and K. Joy Nunn both include performance incentive stock options based upon the Company meeting certain performance conditions.  These performance incentive stock options were approved by the Company's Board of Directors.   Company did not meet the requisite performance conditions in 2015, and it is unlikely that the Company will meet the requisite performance conditions in 2016.  The options are exercisable upon Pure 361, LLC hitting the following milestones:  (1) generating $25,000,000 in gross revenue from sales of rejuvenated uniforms, (2) generating each additional $25,000,000 in gross revenue from sales of rejuvenated uniforms over and above the initial $25,000,000, (3) $150,000,000 in gross revenue from sales of rejuvenated uniforms, and as to K. Joy Nunn only, (4) generating each additional $100,000,000 in gross revenue from sales of rejuvenated uniforms over and above the initial $150,000,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

For the period ending December 31, 2015, there were no material transactions with related parties other than (a) the conversion of accrued salary due to Christopher Giordano and Omar Barrientos into 2,500,000 shares of common stock as set forth in Item 11 above, and (b) the conversion into common stock of the principal and accrued interest in the amount of $931,306 related to the R.R. Donnelly & Sons Company note owned by Birchwood Captial Advisors LLC that was converted into 6,062,154 shares of common stock of the Company by Christopher Giordano as set forth in Item 7 above.

Promoters and Certain Control Persons

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2014 and December 31, 2015.

	2014	2015
Audit Fees	$18,000.00	$125,000.00
Audit-Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total:	$18,000.00	$125,000.00

PART IV

ITEM 15. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
14.1	Code of Ethics***
16.1	Letter re Change in Certifying Accountant ****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)
****	Incorporated by reference to Form 8-K filed with the Commission on October 14, 2016
*****	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FASHION TECHNOLOGIES, INC.

	By:	/s/ Christopher Giordano
Christopher Giordano
Date:		President, Treasurer and Director
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

GLOBAL FASHION TECHNOLOGIES, INC.

	By:	/s/ Christopher Giordano
Date:		Christopher Giordano, Director

	By:	/s/ Paul Serbiak
Date:		Paul Serbiak, Director

	By:	/s/ K. Joy Nunn
Date:		K. Joy Nunn, Director

	By:	/s/ Michael Rosenbaum
Date:		Michael Rosenbaum, Director

	By:	/s/ Robert Schneiderman
Date:		Robert Schneiderman, Director

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Fashions Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Fashion Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations, cash flows, and stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the entity's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Fashion Technologies, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $28,911,878 that includes a loss of $19,132,725 for the year ended December 31, 2015.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

/s/ L J Soldinger Associates
Deer Park, IL

December 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Fashion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Fashion Technologies, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Fashion Technologies, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to consolidated financial statements, the Company has incurred accumulated deficits of $9,779,153 as of December 31, 2014 that include losses of $1,890,248 for the year ended December 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
December 1, 2016

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$32,989	$755
Subscription receivable	10,000	-
Total current assets	42,989	755

Property and equipment, net	2,252	-

Total assets	$45,241	$755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$51,108	$98,471
Accrued compensation	108,000	340,000
Secured note and accrued interest payable	110,000	101,250
Secured note and accrued interest payable - related party	-	931,306
Unsecured notes and accrued interest payable	-	115,718
Convertible notes and accrued interest,	52,312	430,115
Advances from related party	115,633	87,131
Current liabilities from discontinued operations	870,045	870,045

Total current liabilities	1,307,098	2,974,036

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 17,537,660 and 1,758,500
shares issued and outstanding, 1,377,667 and 371,832 shares
issuable as of December 31,2015 and 2014, respectively	18,915	1,759
Additional paid-in capital	27,630,906	6,438,915
Stock subscriptions received	-	791,319
Accumulated deficit	(28,911,878)	(9,779,153)

Total Global Fashion Technologies, Inc.
stockholders' deficit	(1,261,857)	(2,546,960)
Non-controlling interest	-	(426,321)
Total stockholders' deficit	(1,261,857)	(2,973,281)

Total liabilities and stockholders' deficit	$45,241	$755

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations

	For The Year Ended
	December 31,
	2015	2014

Revenues	$3,500	$193,248

Operating expenses:
General and administrative	499,944	1,185,495
Participation share compensation - related party	1,514,060	-
Consulting fees share expense	89,283	-
Stock based compensation	1,609,375	-
Failed acquisition costs paid in stock	996,245	-
Failed acquisition costs paid in stock - related party	923,520	-
Employee stock settlement costs	200,000	-
Debt extinguishment income	(573,787)	-
Debt extinguishment costs - related party	11,250,034	-

Total operating expenses	16,508,674	1,185,495

Loss from operations	(16,505,174)	(992,247)

Other expense
Interest expense and financing costs	42,016	27,956

Total other expense	42,016	27,956

Loss from continuing operations
before provision for income taxes	(16,547,190)	(1,020,203)

Provision for income taxes	-	-

Loss from continuing operations	$(16,547,190)	$(1,020,203)

Loss from discontinued operations, net of tax	(2,585,535)	(870,045)

Net loss	(19,132,725)	(1,890,248)

Net loss attributable to non-controlling interests	-	426,322

Net loss attributable to Global Fashion
Technologies, Inc.	$(19,132,725)	$(1,463,926)

Net loss per share from continuing operations	$(1.23)	$(0.91)
Net loss per share from discontinued operations	$(0.19)	$(0.40)
Net loss per share attributable to Global Fashion
Technologies, Inc.	$(1.42)	$(1.31)

Weighted average common shares outstanding	13,463,110	1,121,283

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows

	For the Year
	Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,132,725)	$(1,463,926)
Net loss from discontinued operations,
net of taxes and minority interest	(2,585,535)	(443,723)
Loss from continuing operations	(16,547,190)	(1,020,203)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt extinguishment income	(573,787)	-
Debt extinguishment cost - related party	11,250,034	-
Depreciation	398	-
Failed acquisition costs paid in stock	968,750	-
Failed acquisition costs paid in stock - related party	923,520	-
Stock based compensation expense	1,609,375	-
Stock issued for services	89,283	316,698
Employee stock settlement cost	200,000	-
Participation share compensation - related party	1,514,060	-
Changes in assets and liabilities:
Inventory	-	45,000
Accounts payable and accrued expenses	57,637	23,414
Accrued interest	42,016	27,956
Net cash used in operating activities	(465,904)	(607,135)

Cash flows used in investing activities:
Additions to property and equipment	(2,650)	-
Total cash flows used in investing activities	(2,650)	-

Cash flows from financing activities:
Advances from related party	41,155	-
Proceeds from note payable	50,000	200,000
Repayment of related party advance	(26,654)	-
Stock subscriptions received	-	7,532
Proceeds from the sale of common stock	458,000	382,969
Total cash flows provided by financing activities	522,501	590,501

Discontinued activities:
Net cash used in operating activities	(21,713)	-
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net cash flows used in discontinued activities	(21,713)	-

Net increase (decrease) in cash	32,234	(16,634)
Cash at beginning of period	755	17,389
Cash at end of period	$32,989	$755

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$931,306	$46,780

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Publishing Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

						Additional
		Class B Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Non-Controlling
	Total	Shares	Amount	Shares	Amount	Capital	(Deficit)	Received	Interest

Balance, December 31, 2013	$(1,929,400)	200,000	$200	624,196	$624	$5,535,484	$(8,315,227)	$849,519	-

Common stock issued to convert notes payable	146,700	-	-	270,089	270	146,430	-	-	-

Common stock issued for services	316,698	-	-	114,538	115	316,583	-	-	-

Common stock issued for proceeds	382,968	-	-	725,654	726	382,242	-	-	-

Common stock issued for subscription	-	-	-	24,023	24	58,176	-	(58,200)	-

Net loss	(1,890,247)	-	-	-	-	-	(1,463,926)	-	(426,321)

Balance, December 31, 2014	$(2,973,281)	200,000	$200	1,758,500	$1,759	$6,438,915	$(9,779,153)	$791,319	$(426,321)

Adjustment to correct 2014 shares issuable				371,832	372	(372)

Common stock issued to convert RRD note - related party	9,396,339			6,062,154	6,062	9,390,277

Common stock issued for participation expense - related party	1,514,060			1,211,248	1,211	1,512,849

Common stock issued settlement of accrued compensation - related party	3,125,000			2,500,000	2,500	3,122,500

Common stock issued for sign-on bonuses to two key employees	1,250,000			1,000,000	1,000	1,249,000

Common stock issued for services - BOD	359,376			287,500	288	359,088

Common stock issued for consulting services	89,283			71,426	71	89,212

Common stock issued for cost of future private placement	-			500,000	500	(500)

Common stock issued related to failed acquisition	968,750			775,000	775	967,975

Common stock issued related to failed acquisition - related party	923,520			624,000	624	922,896

Common stock issued related to discontinued operation	2,137,500			1,710,000	1,710	2,135,790

Proceeds from common stock issued Jan - June 2015	194,000			726,000	726	193,274

Reclassification of stock subscription received to issuable stock	-			87,665	88	791,231		(791,319)

Stock subscription receivable	10,000			40,000	40	9,960

Stock issued for settlement cost with former CEO	200,000			200,000	200	199,800

Proceeds from common stock issuable Nov - Dec 2015	250,000			990,002	989	249,011

Minority interest reclassified to discontinued operations	426,321								426,321

Net loss	(19,132,725)						(19,132,725)

Balance, December 31, 2015	$(1,261,857)	200,000	$200	18,915,327	$18,915	$27,630,906	$(28,911,878)	$-	$-

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 – Description of Business

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  As of December 31, 2015 and December 31, 2014, the Company had 400,000,000 shares of authorized common stock.

On August 4, 2014, the Board of Directors of the Company and the majority shareholders of the Company approved a reverse stock split of the outstanding shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), at a ratio of 1-for-350 (the "Reverse Stock Split") effective at 5:00 p.m. EDT on August 15, 2014.  The Amendment was filed with the Secretary of State of Nevada on August 6, 2014, and took effect on August 15, 2014 at 5:00 p.m EDT.  As a result of the reverse stock split, every 350 shares of the Company's old authorized common stock was converted into one share of the Company's new authorized common stock.  All references to common stock shares have been adjusted to reflect the results of the reverse stock split.

Global Fashion Technologies, Inc. during the fourth quarter, 2013 became involved in the manufacturing and global distribution of ladies apparel.  Trident Merchant Group, Inc. is a wholly owned subsidiary which provided "value added" strategic advisory services. During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%.  The non-controlling interest is recorded in the stockholders' deficit section. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries.  The Company owns 51% of Pure361.  Pure361 entered into a license agreement with Pure System International Ltd. ("Pure") the minority owner of Pure 361, related to potential future operations, in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $28,911,878 and $9,779,153 as of December 31, 2015 and 2014, respectively, that include losses of $19,132,725 and $1,890,248 for the years ended December 31, 2015 and 2014, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms. Subsequent to the 2015 year end, the Company issued 600,000 shares of common stock in settlement of $785,764 of liabilities from discontinued operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, Trident Merchant Group, Inc., Leading Edge Fashion, LLC which is 51% owned, and Pure361, LLC which is 51% owned.  All significant intercompany accounts and transactions have been eliminated.

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

Adjustments to reserves related to the net realizable value of inventories are primarily based on the market value of the Company's physical inventories, cycle counts and recent historical trends. The Company expects the amount of its reserves and related inventories to increase over time as it expands its store base and increases direct-to-consumer sales.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, seven years.

Revenue Recognition

Revenue for the women's fashion division will be recognized at the point-of-sale for retail store sales, net of estimated customer returns. Revenue is recognized at the completion of a job or service for the consulting division. Revenue is presented on a net basis and does not include any tax assessed by a governmental or municipal authority. Payment for merchandise at stores and through the Company's direct-to-consumer channel will be tendered by cash, check, credit card, debit card or gift card. Therefore, the Company's need to collect outstanding accounts receivable for its retail and direct-to-consumer channel is negligible and mainly results from returned checks or unauthorized credit card transactions. The Company maintains an allowance for doubtful accounts for its consulting service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for consulting services are recognized as a sale upon completion of service.

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

Sales Return Reserve

The Company records a reserve for estimated product returns where the sale has occurred during the period reported, but the return is likely to occur subsequent to the period reported and may otherwise be considered in-transit. The reserve for estimated in-transit product returns is based on the Company's most recent historical return trends. If the actual return rate or experience is materially higher than the Company's estimate, additional sales returns would be recorded in the future.

NOTE 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2015 and 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2005 through 2014.

Impairment or Disposal of Long-Lived Assets:

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of December 31, 2015 and 2014.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

Recently Issued Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU's.

NOTE 2 – Summary of Significant Accounting Policies (Continued)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period," ("ASU 2014-12"). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The adoption of this ASU will not have any impact on the Company's consolidated financial position, liquidity, or results of operations.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Under this ASU, inventory will be measured at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company is in process of evaluating this guidance.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2015-17, "Balance Sheet Classification of Deferred Taxes." The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted, and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating this guidance.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2015 that had, or are expected to have, a material impact on our financial statements.

NOTE 2 – Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2015 or 2014 the Company had no amounts in excess of the FDIC limit.

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

NOTE 3 – Capital Stock

Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred").  The number of authorized shares totals 1,000,000 and the par value is $.001 per share.  The Class B Preferred shareholders vote together with the common stock as a single class.  The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share.  The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company.  The Class B Preferred stockholders are entitled to receive dividends at the rate of 8% per annum, and are accrued daily.  The Class B Preferred Stock shall be redeemed by the

NOTE 3 – Capital Stock (Continued)

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

During the fourth quarter, 2011, 200,000 shares of the Series B Preferred Stock were issued to a related party for reimbursement of $7,500 of legal and accounting fees paid on behalf of the Company.

Common Stock

As of December 31, 2015 and December 31, 2014, the Company had 17,537,660 and 1,758,500 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of December 31, 2015 and 2014, the Company had 1,377,667 and 171,832 shares of common stock issuable, respectively. The common stock subscriptions outstanding at December 31, 2014 of $791,319 relating to 87,655 issuable shares had been converted as of December 31, 2014.  This amount has been reclassified to additional paid-in-capital as of December 31, 2015.

The Company along with two of its former subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007.  The settlement agreement provided for the Company to issue a Secured Promissory Note to Donnelly in the principal amount of $601,048, with an interest rate of 9% per annum and required monthly payments of $43,577.  The loan was secured by a first security lien in all of the Company's assets.  The Company subsequently defaulted on the note and Donnelly obtained judgment against the Company in the amount of $601,048.  The note along with the judgment, was subsequently sold to a Director of the Company.  On March 31, 2013 the Company's Board of Directors along with the director, issued a "Moratorium on Accrued Interest" agreeing that interest would cease at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.  On March 1, 2015 the principal and accrued interest in the amount of $931,306 was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  The Company recorded $8,465,034 of debt extinguishment cost. The outstanding balance of the note at December 31, 2015 and 2014 was $0 and $931,306, respectively.

In April 2015, the Company issued 1,211,248 shares of common stock to a director as a participation fee for past services.  The common stock was valued at $1.25 per share for a total value of $ 1,514,060.

In April 2015, the Company agreed to issue 2,500,000 shares of common stock valued at $1.25 per share, amounting to $3,125,000, to the president of the Company and to the principal financial officer and director of the Company in full settlement of $340,000 of accrued salaries.  The Company recorded an extinguishment of debt cost–related party for $2,785,000.  300,000 shares of the total remain to be issued as of December 31, 2015.

In April 2015, the Company issued sign-on bonuses of 500,000 shares of common stock each to the chief operating officer of the Company and the chief technical officer of the Company.  The total value of the bonuses was $1,250,000 based on the trading price of the stock of, $1.25 per share, and is included in stock based compensation.

In April 2015, the Company issued 287,500 shares of its common stock to several board members in payment for their services.  The shares were valued at $359,375 based on the trading price of the shares, $1.25 per share, and were recorded as stock based compensation.

NOTE 3 – Capital Stock (Continued)

In April 2015, the Company issued 71,426 shares of its common stock at $1.25 per share amounting to $89,283 for payment of consulting services.

In April 2015, the Company issued 500,000 shares of common stock relating to a Placement Agreement for services for a future private placement.  The shares were recorded at a cost of capital by recording $500 of par value and a reduction of additional paid-in-capital of $500.

In April 2015, the Company issued 1,399,000 shares of common stock valued at $1.25 per share and amounting to $1,892,270 in full settlement of various claims related to the Company's failed acquisitions.

In April 2015, the Company issued 1,710,000 shares of common stock valued at $1.25 per share and amounting to $2,137,500 in full settlement of all claims related to the Company's discontinued operations of Leading Edge Fashions, LLC.

In January through June of 2015, 766,000 shares of common stock were issued for $169,000 in cash.  40,000 of these shares were issued for $0.25 per share with the Company having a remaining outstanding subscription receivable for $10,000 at December 31, 2015.

The owner of the non-controlling interest of Leading Edge Fashions, LLC was unable to fund its share of the losses incurred in the fourth quarter of 2014. The minority interest of $426,322 at December 31, 2014 was therefore charged to discontinued operations in the year ended December 31, 2015.

On August 21, 2015, the Company entered into a separation agreement with a former executive of the Company, whereby the Company agreed to pay $37,500 cash and issued 200,000 shares of the Company's common stock valued at $1.00 per share and amounting to $200,000. The shares are subject to a lock-up/leak-out agreement.  The former employee is to receive one percent of any net profit of Pure 361 LLC (a limited liability company formed in the state of Delaware on May 18, 2015 in which the Company has a 51% ownership) for a period of five years beginning in the first profitable year.

In November and December 2015, the Company received $250,000 for the issuance of 990,002 shares of common stock.  The common stock was not issued, but was deemed issuable as of December 31, 2015.

Warrants

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note remains outstanding. The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of two years.  The fair value of these warrants was approximately $3,909 as of December 31, 2015 and was calculated using the Black-Scholes-Merton model.

Stock Options

In April 2015, the Company and two members of executive management executed employment agreements which provided stock option awards for a minimum 250,000 shares of common stock each in conjunction with the schedule included with the employment agreement.  The stock option awards will be issued only when the Company reaches certain sales targets. All stock option awards earned by the executives shall have an exercise price equal to the fair market value of the common stock of GFTI at the close of market unless otherwise adjusted by the Board of Directors of GFTI at a later date.  The value of these options as of December 31, 2015 is $0 due to the extreme unlikelihood of the Company meeting its sales goals that trigger the issuances.

NOTE 4 – Notes Payable

Secured Note Payable

The Company and its former consolidated subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007.  As part of the settlement, the Company issued to Donnelly a Secured Promissory Note in the principal sum of $601,048, with an interest rate of 9% per annum and a requirement for monthly payments of $43,577, and granted Donnelly a first lien security interest in all of the Company's assets.  The Company was unable to meet the monthly payments and Donnelly obtained judgment in the amount of $601,048.  This note was subsequently sold to a Director of the Company.  On March 31, 2013, the Company's Board of Directors, along with the Director's consent, issued a "Moratorium on Accrued Interest" stating that the interest accrual on this note would cease indefinitely at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.  On March 1, 2015, the principal and accrued interest in the amount of $931,306 was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  The Company recorded $8,465,034 of debt extinguishment cost. The balance of this note plus accrued interest totals $ 0 and $ 931,306 at December 31, 2015 and 2014, respectively.

On May 2, 2014 the Company issued a secured promissory note to an individual in the amount of $100,000 payable at 10% interest and due on June 2, 2014.  After the due date, this note accrued interest at a rate of 15% annually until paid.  The note was converted to 180,000 shares on June 1, 2014.  The accrued interest for this note is $417 at December 31, 2014.

On November 25, 2014, the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. The balance of this note plus accrued interest totals $110,000 and $101,833 at December 31, 2015 and 2014, respectively.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration for 200,000 shares of common stock valued at $200,000 with interest accruing after March 29, 2016 at 12%.  The note is unpaid and in default after September 30, 2016.

Unsecured Notes Payable

The Company had an unsecured note payable in the original principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note accrued interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company made no payments under this note and the note had been in default.  The statute of limitations for the holders of this note to initiate litigation has expired, and therefore the note and the related accrued interest totaling $123,672 was written off and recorded as income from debt extinguishment.  The balance of this note plus accrued interest totals $0 and $115,718 at December 31, 2015 and 2014, respectively.

Convertible Notes Payable

The Company issued an 8% unsecured convertible note payable in the amount of $250,000 in 2005.  The conversion feature had expired and the note was in default.  The statute of limitations for the holders of this note to initiate litigation expired, and therefore the note and its related accrued interest totaling $450,115 have been written off and recorded as income from debt extinguishment. The balance of the principal and interest is $0 and $430,115 as of December 31, 2015 and 2014, respectively.

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of two years.  The note remained outstanding at September 30, 2016.

During the year ended December 31, 2012 the Company and certain holders agreed to convert the notes payable and related accrued interest totaling $791,319 into 89,000 shares of the Company's common stock.  The above balance was reflected as stock subscriptions received but not issued as of December 31, 2014 and reclassified to additional paid in capital as of December 31, 2015, and still remain issuable.

NOTE 5 – Income Taxes

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On December 31 2013 and 2012, the Company has no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2015, and will expire in the years 2026 through 2035.

At December 31, 2015 and 2014, deferred tax assets consisted of the following:

	2015	2014

Allowance for doubtful accounts	$—	$—
Accrued expenses	—	—
Current deferred tax asset	—	—

Intangible and fixed assets	—	—
NOL carryforward	4,525,000	3,500,000
Long-term deferred tax asset	4,525,000	3,500,000

Total deferred tax asset	4,525,000	3,500,000
Less valuation allowance	(4,525,000)	(3,500,000)

Net deferred tax asset	$—	$—

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% for December 31, 2015 and 2014 as follows:

2015

Income tax benefit (federal and state)	$(6,468,000)
Non-deductible items	5,443,000
State and other benefits included in valuation	—
Change in valuation allowance	1,025,000
Income tax benefit	$—

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 6 – Luminx Holdings, Inc.

During the year ended December 31, 2011, the Company acquired a 15% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2015 and 2014 due to the lack of marketability of the minority interest and the company is still in its start-up.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012 which became effective on January 23, 2013.

NOTE 7 - Operating Segments

For the year ended December 31, 2015 the Company's revenues from continuing operations were $3,500 from consulting, all of which was from sources within the United States.

NOTE 8 – Discontinued Operations

During 2014, the Company's Leading Edge Fashions, LLC retail businesses, of which it owned 51%, was classified as discontinued operations.  Based on the Company's strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined that this business did not align with the Company's long-term growth plans.

As of December 31, 2015 and 2014, $870,045 of current liabilities from discontinued operations includes $785,764 of advances from trade creditors and $84,281 accounts payable.  The Company settled the amount owed to trade creditors on July 1, 2016 through the issuance of 600,000 shares of common stock.

The following table provides a summary of amounts included in discontinued operations:
	Year Ended December 31, 2015	Year Ended December 31, 2014

Loss from discontinued operations before income taxes	$(2,585,535)	$(870,045)
Income tax expense	--	--
Loss from discontinued operations	(2,585,535)	(870,045)
Net gain on disposal(1)	--	--
Loss from discontinued operations, net of tax	$(2,585,535)	$(870,045)

Loss from discontinued operations attributable to Global	$(2,585,535)	$(443,723)
Loss from discontinued operations attributable to minority interest	$--	$(426,322)

NOTE 9 – Related Party Transactions

The Company owed the President advances totaling $115,633 and $87,131 at December 31, 2015 and 2014, respectively.

In April 2015, the Company issued 2.2 million and deemed 300,000 issuable shares of the Company's common stock valued at $3,125,000 in consideration of the settlement of $340,000 of outstanding payroll owed to two officers of the Company.  This issuance resulted in $2,785,000 of debt extinguishment costs.

NOTE 10 – Commitments and Contingencies

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company will design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The Company paid $50,000 in April 2015 for royalty expense.

NOTE 10 – Commitments and Contingencies (Continued)

The additional minimum royalties are as follows:

Year
2016	$100,000
2017	150,000
2018	250,000
2019	250,000
Total	$750,000

The license agreement is renewable for five consecutive one year terms commencing on January 1, 2020 if the Company reaches seventy percent of its projected sales by September 30 of the previous year.

As of January 18, 2016, the Company is a party to one pending litigation matter entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate out of that premises and has never signed any leases or other documents with the plaintiff. Consequently, management believes there to be no legitimate cause of action against the Company. However, the Company is attempting to resolve the matter due to the relatively small amount in controversy. The unpaid rent being sought by the plaintiff is $26,595.

As of January 18, 2016, the Company has been named as a defendant in the matter of Patrick Kalashyan v. Avani Holdings, LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff to recover monies owed on a September 23, 2011 settlement agreement signed between the Plaintiff and Avani Holdings, LLC.  The Company is not party to this agreement and never completed purchase of Avani Holdings, LLC.  Consequently, management believes there is no legitimate cause of action against the Company.  The Company is vigorously defending its position in the lawsuit.  The amount being sought by the plaintiff is $150,000 plus interest.

NOTE 11 – Net Loss Per Share

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

Potentially dilutive securities were comprised of the following:

	December 31,
	2015	2014
Warrants	25,000	-
Options	-	-
Convertible notes payable, including accrued interest	-	-
Contingently issuable shares	-	-
	25,000	-

NOTE 12 – Subsequent Events

In 2016, the Company issued 192,500 shares of its common stock to the president of the Company which reduced his issuable shares to 107,500 related to the conversion of his accrued salary, 345,000 shares to third-parties for services rendered, 200,000 shares to a note holder in conjunction with the extension of the terms of a note, 50,000 shares to a director for his services, and 884,001 shares to five individuals for monies received from subscription agreements that were entered into with the Company in 2015.  There were also 106,001 shares of common stock deemed to be issuable for monies received from subscription agreements that were entered into with the Company in 2015.

In July through September 2016, the Company received $200,000 from its chief operating officer as an unsecured loan.  The Company also received $65,000 in September 2016 from the president of the Company as an advance.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection.  The Company has had no operations to date.

Management has evaluated the impact of events occurring after December 31, 2015 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.