Form 10-Q
period 2016-03-31
Global Fashion Technologies, Inc.
filed 2016-12-12
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
-----------------
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of March 31, 2016, there were 19,149,161 shares of the Issuer's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements.

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015*
	(Unaudited)

ASSETS

Current assets:
Cash	$2,720	$32,989
Subscription receivable	10,000	10,000
Total current assets	12,720	42,989

Property and equipment, net	2,252	2,252

Total assets	$14,972	$45,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$76,108	$51,108
Accrued compensation	144,000	108,000
Secured note and accrued interest payable	12,500	110,000
Convertible notes and accrued interest,	53,312	52,312
Advances from related party	104,575	115,633
Current liabilities from discontinued operations	870,045	870,045

Total current liabilities	1,260,540	1,307,098

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 19,149,161 and 17,537,660
shares issued and outstanding, 316,166 and 1,377,667 shares
issuable as of March 31, 2016 and December 31, 2015, respectively	19,465	18,915
Additional paid-in capital	28,094,528	27,630,906
Stock subscriptions received		-
Accumulated deficit	(29,359,761)	(28,911,878)

Total Global Fashion Technologies, Inc.
stockholders' deficit	(1,245,568)	(1,261,857)
Non-controlling interest	-	-
Total stockholders' deficit	(1,245,568)	(1,261,857)

Total liabilities and stockholders' deficit	$14,972	$45,241

*Derived from audited financial statements

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$4,000

Operating expenses:
General and administrative	80,211	19,461
Consulting fees share and option expense	314,172	-
Stock based compensation	50,000	-
Debt extinguishment costs - related party	-	8,465,034

Total operating expenses	444,383	8,484,495

Loss from operations	(444,383)	(8,480,495)

Other expense
Interest expense and financing costs	3,500	6,676

Total other expense	3,500	6,676

Loss from continuing operations
before provision for income taxes	(447,883)	(8,487,171)

Provision for income taxes	-	-

Net loss	$(447,883)	$(8,487,171)

Net loss per share	$(0.03)	$(2.21)

Weighted average common shares outstanding	17,635,056	3,846,575

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For The Three Months
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(447,883)	$(8,487,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt extinguishment cost - related party	-	8,465,034
Failed acquisition costs paid in stock	-	20,683
Stock based compensation expense	50,000	-
Stock and option expense for services	314,172	-
Changes in assets and liabilities:
Accounts receivable - related party	-	(575)
Accounts payable	25,000	(65,628)
Accrued expenses	39,500	6,676
Net cash used in operating activities	(19,211)	(60,981)

Cash flows used in investing activities:
Additions to property and equipment	-	(2,650)
Total cash flows used in investing activities	-	(2,650)

Cash flows from financing activities:
Repayment of related party advance	(11,058)	(26,564)
Proceeds from the sale of common stock	-	92,500
Total cash flows provided by (used in) financing activities	(11,058)	65,936

Net increase (decrease) in cash	(30,269)	2,305
Cash at beginning of period	32,989	755
Cash at end of period	$2,720	$3,060

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$-	$931,306

The accompanying notes are an integral part of these financial statements

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  As of March 31, 2016 and December 31, 2015, the Company had 400,000,000 shares of authorized common stock.

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

NOTE 1 – DESCRIPTION OF BUSINESS (Continued)

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K filed on November 21, 2016 for the years ended December 31, 2015 and 2014.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $29,359,761 and $28,911,878 as of March 31, 2016 and December 31, 2015, respectively, that include losses of $447,883 and $19,132,725 for the three months ended March 31, 2016 and year ended December 31, 2015, respectively. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms. Subsequent to March 31, 2016, the Company issued 600,000 shares of common stock in settlement of $785,764 of liabilities from discontinued operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
March 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized. During the three months ended March 31, 2016 and 2015 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2016 and 2015. The Company expects no material changes to unrecognized tax positions within the next twelve months.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

NOTE 3 – NOTES PAYABLE

Secured Note Payable

On November 25, 2014, the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 200,000 shares of common stock valued at $100,000, with interest accruing after March 29, 2016 at 12%.  The note is unpaid and in default after September 30, 2016.  The carrying value of this note, net of the $100,000 extension fee as of March 31, 2016 is $0, plus the accrued interest of $12,500.  The note and accrued interest was $110,000 as of December 31, 2015.  The extension fee is being amortized ratably over the extension period of 180 days.

Unsecured Notes Payable

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matures on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals $53,312 and $52,312 at March 31, 2016 and December 31, 2015, respectively.

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

NOTE 4 – CAPITAL STOCK (Continued)
During the fourth quarter of 2011, a total of 200,000 shares of the Series B Preferred Stock was issued to a related party for $7,500 of legal and accounting fees that the related party paid on behalf of the Company.

Common Stock

In April 2015, the Company issued 2.2 million shares of common stock and deemed 300,000 shares of common stock issuable in consideration for the settlement of $340,000 of outstanding payroll owed to two officers of the Company. The shares were valued at $1.25 per share, totaling $3,125,000. This issuance resulted in debt extinguishment costs of $2,785,000.  In the three months ended March 31, 2016, the Company issued 177,500 shares of its common stock, reducing the shares issuable to the president of the Company from 300,000 shares to 122,500 shares.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model.   The expense related to this stock option for the three months ended March 31, 2016 was $14,172.

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the three month period ended March 31, 2016, the Company issued 200,000 shares of its common stock at a value of $.50 per share, the original principle of a note in the amount of $100,000, in conjunction with the extension of the terms of the note.  The $100,000 is being amortized to interest expense over the six month extension period.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $223,232 to five individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  106,001 shares remain issuable related to these subscription agreements as of March 31, 2016.

NOTE 5 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On March 31, 2016 and December 31, 2015, the Company has no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2015, and will expire in the years 2026 through 2035.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
March 31, 2016

NOTE 7 – DISCONTINUED OPERATIONS (Continued)

As of March 31, 2016 and December 31, 2015, $870,045 of current liabilities from discontinued operations includes $785,764 loan payable and $84,281 accounts payable.  The loan payable was converted to common stock in July 2016.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owed the president of the Company advances totaling $104,575 and $115,633 at March 31, 2016 and December 31, 2015, respectively.

NOTE 9 - NET LOSS PER SHARE

Potentially dilutive securities are excluded from the calculation of net loss per share when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.  As of March 31, 2016, the Company had 250,000 options and 25,000 warrants outstanding.

NOTE 10 - SUBSEQUENT EVENTS

In April 2016, the Company issued an additional 15,000 shares of its common stock to the president of the Company reducing the outstanding shares issuable to the president from 122,500 to 107,500.

In April 2016, the Company issued 5,000 shares of common stock valued at $0.55 per share for $2,750 of consulting services.

In April 2016, the Company received a subscription receivable for 40,000 shares of common stock.

In July through September 2016, the Company received $200,000 from its chief operating officer as a loan.  The Company also received $65,000 in September 2016 from the president of the Company as an advance.

As of December 31, 2014, the Company owed $785,764 to trade creditors of Leading Edge Fashion LLC, a discontinued operation which was controlled by the Company.  The Company paid the outstanding obligations on July 1, 2016 by agreeing to issue as full consideration for the amount owed the trade creditors.  The 600,000 shares of common stock were issuable as of September 30, 2016.

Management has evaluated the impact of events occurring after March 31, 2016 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2015.  Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements".  These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The Women's Apparel Segment

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME® .  EMME® is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company will design, produce and market the EMME® Activewear Collection.  The Company created a new wholly-owned subsidiary, Progressive Fashions Inc. in February 2016 for the purpose of desgining, producing and marketing the EMME® Activewear Collection.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2016, our current assets were $12,720 as compared to $42,989 in current assets as of December 31, 2015.

As of March 31, 2016, our current liabilities were $1,260,540 as compared to $1,307,098 in current liabilities as of December 31, 2015.  This change in the Company's financial condition was primarily related to a discount issued related to the extension of a note in consideration for 200,000 shares of common stock valued at $100,000 the repayment of a related party advance of $11,058, partially offset by an increase in accrued compensation of $36,000 and accounts payable and accrued interest of $28,500.

Net cash used in operating activities for the three months ended March 31, 2016 was $19,211 compared to net cash used in operating activities for the three months ended March 31, 2015 of $60,981.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include stock compensation expense and stock issued for services. The net loss for the three months ended March 31, 2016 of $447,883 was essentially offset by these non-cash adjustments totaling $364,172. Changes in assets and liabilities provided an additional offset to the net loss of $64,500.

Net cash flows used in investing activities consisted of $0 in additions to property and equipment for the three months ended March 31, 2016, compared to $2,650 for the three months ended March 31, 2015.

Net cash used in financing activities of $11,058 for the three month period ending March 31, 2016 was due to the repayment of a related party advance.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The Company experienced a net loss of $447,883 in the first quarter of 2016 compared to net loss of $8,487,171 in the first quarter of 2015.  The change was due to a decrease in revenue of $4,000, a decrease in debt extinguishment costs of $8,465,034, a decrease in interest expense of $3,176, an increase in consulting fees share expense of $314,172, and increase in stock based compensation of $50,000, and an increase in general and administrative expense of $60,750 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and administrative costs increased to $80,211 for the three months ended March 31, 2016 compared to $19,461 for the three months ended March 31, 2015. This increase of $60,750 is a result of an increase in first quarter operating expenses from 2015 to 2016 of $24,750, and an increase in accrued compensation of $36,000.

Interest expense was $3,500 and $6,676 for the three months ended March 31, 2016 and 2015, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants was approximately $170,000 as of March 31, 2016 and was calculated using the Black-Scholes-Merton model.  The expense related to this stock option for the three months ended March 31, 2016 was $14,172.

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the three month period ended March 31, 2016, the Company issued 200,000 shares of its common stock at a value of $.50 per share, the original principle of a note in the amount of $100,000, in conjunction with the extension of the terms of the note.  The $100,000 is being amortized to interest expense over the six month extension period.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $223,232 to five individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  106,001 shares remain issuable related to these subscription agreements as of March 31, 2016.

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

Item 3.     Defaults Upon Senior Securities.

As of June 30, 2016, the Company was not in material default with respect to any indebtness.

As of December 1, 2016, the Company was in default with respect to a secured note payable that matured on September 30, 2016.  The balance of this note plus accrued interest totaled $112,500 as of March 31, 2016.

As of December 1, 2016, the Company was in default with respect to a note issued to a related party that matured on August 16, 2016.  The balance of this note plus accrued interest totaled $53,312 as of March 31, 2016.

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

GLOBAL FASION TECHNOLOGIES, INC.

	By:	/s/ Christopher Giordano
Christopher Giordano
Date: December 12, 2016		President, Treasurer and Director
Principal Executive Officer and Principal Financial Officer