Form 10-Q
period 2016-06-30
Global Fashion Technologies, Inc.
filed 2016-12-12
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
-----------------
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of June 30, 2016, there were 19,209,161 shares of the Issuer's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements.

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	*

ASSETS

Current assets:
Cash	$-	$32,989
Subscription receivable	20,000	10,000
Total current assets	20,000	42,989

Property and equipment	2,252	2,252

Total assets	22,252	45,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	101,151	51,108
Accrued compensation	180,000	108,000
Secured note and accrued interest payable	73,766	110,000
Convertible notes and accrued interest,	54,312	52,312
Advances from related party	104,768	115,633
Current liabilities from discontinued operations	870,045	870,045

Total current liabilities	1,384,042	1,307,098

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 19,209,161 and 17,537,660
shares issued and outstanding, 301,166 and 1,377,667 shares
issuable as of June 30, 2016 and December 31, 2015, respectively	19,510	18,915
Additional paid-in capital	28,128,491	27,630,906
Accumulated deficit	(29,509,991)	(28,911,878)

Total stockholders' deficit	(1,361,790)	(1,261,857)

Total liabilities and stockholders' deficit	$22,252	$45,241

*Derived from audited financial statements

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$4,000

Operating expenses:
General and administrative	63,956	58,739	144,167	57,517
Participation share compensation - related party	-	1,514,060	-	1,514,060
Consulting fees share and option expense	24,008	89,283	338,180	89,283
Stock based compensation	-	1,609,375	50,000	1,609,375
Failed acquisition costs paid in stock	-	993,316	-	1,013,999
Failed acquisition costs paid in stock - related party	-	923,520	-	923,520
Debt extinguishment costs - related party	-	2,785,000	-	11,250,034

Total operating expenses	87,964	7,973,293	532,347	16,457,788

Loss from operations	(87,964)	(7,973,293)	(532,347)	(16,453,788)

Other expense
Interest expense and financing costs	62,266	6,676	65,766	13,352

Total other expense	62,266	6,676	65,766	13,352

Loss from continuing operations
before provision for income taxes	(150,230)	(7,979,969)	(598,113)	(16,467,140)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(150,230)	$(7,979,969)	$(598,113)	$(16,467,140)

Loss from discontinued operations, net of tax	-	(2,563,822)	-	(2,563,822)

Net loss	(150,230)	(10,543,791)	(598,113)	(19,030,962)

Net loss per share from continuing operations	$(0.01)	$(0.52)	$(0.03)	$(1.76)
Net loss per share from discontinued operations	$0.00	$(0.17)	$0.00	$(0.27)
Net loss per share	$(0.01)	$(0.68)	$(0.03)	$(2.04)

Weighted average common shares outstanding	19,201,908	15,493,494	18,418,482	9,346,821

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(598,113)	$(19,030,962)
Net loss from discontinued operations,
net of taxes and minority interest	-	(2,563,822)
Loss from continuing operations	(598,113)	(16,467,140)

Adjustments to reconcile net loss to net cash
used in operating activities:
Debt extinguishment costs - related party	-	11,250,034
Failed acquisition costs paid in stock	-	968,750
Failed acquisition costs paid in stock - related party	-	923,520
Stock based compensation expense	50,000	1,609,375
Stock and option expenses issued for services	338,180	89,283
Participation share compensation - related party	-	1,514,060
Changes in assets and liabilities:
Prepaid expenses	-	(37,500)
Accounts payable	50,043	(50,836)
Accrued expenses	137,766	13,352
Net cash (used) provided by operating activities	(22,124)	(187,102)

Cash flows used in investing activities:
Additions to property and equipment	-	(2,650)
Total cash flows used in investing activities	-	(2,650)

Cash flows from financing activities:
Advances from related party	-	18,973
Repayment of related party advance	(10,865)	(26,654)
Proceeds from the sale of common stock	-	198,000
Total cash flows from financing activities	(10,865)	190,319

Discontinued activities:
Net cash used in operating activities	-	-
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net cash flows from discontinued activities	-	-

Net increase (decrease) in cash	(32,989)	567
Cash at beginning of period	32,989	755
Cash at end of period	$-	$1,322

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$-	$931,306

The accompanying notes are an integral part of these financial statements

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
June 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  As of June 30, 2016 and December 31, 2015, the Company had 400,000,000 shares of authorized common stock.

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
June 30, 2016

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $29,509,991 and $28,911,878 as of June 30, 2016 and December 31, 2015, respectively, that include losses of $598,113 and $19,132,725 for the six months ended June 30, 2016 and year ended December 31, 2015, respectively. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms. Subsequent to June 30, 2016, the Company issued 600,000 shares of common stock in settlement of $785,764 of liabilities from discontinued operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
June 30, 2016

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized. During the six months ended June 30, 2016 and 2015 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2016 and 2015. The Company expects no material changes to unrecognized tax positions within the next twelve months.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
June 30, 2016

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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
June 30, 2016

NOTE 3 – NOTES PAYABLE

Secured Note Payable

On November 25, 2014, the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 200,000 shares of common stock valued at $100,000, with interest accruing after March 29, 2016 at 12%.  The note is unpaid and in default after September 30, 2016.  The carrying value of this note, net of the $100,000 extension fee as of June 30, 2016 is $50,000, plus the accrued interest of $23,766.  The note and accrued interest was $110,000 as of December 31, 2015.  The extension fee is being amortized ratably over the extension period of 180 days.

Unsecured Notes Payable

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matures on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals $54,312 and $52,312 at June 30, 2016 and December 31, 2015, respectively.

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
June 30, 2016

NOTE 4 – CAPITAL STOCK (Continued)
During the fourth quarter of 2011, a total of 200,000 shares of the Series B Preferred Stock was issued to a related party for $7,500 of legal and accounting fees that the related party paid on behalf of the Company.

Common Stock

In April 2015, the Company issued 2.2 million shares of common stock and deemed 300,000 shares of common stock issuable in consideration for the settlement of $340,000 of outstanding payroll owed to two officers of the Company. The shares were valued at $1.25 per share, totaling $3,125,000. This issuance resulted in debt extinguishment costs of $2,785,000.  In the six months ended June 30, 2016, the Company issued 192,500 shares of its common stock, reducing the shares issuable to the president of the Company from 300,000 shares to 107,500 shares.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model.  The expense related to this stock option for the six months ended June 30, 2016 was $35,430.

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

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $223,232 to five individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  106,001 shares remain issuable related to these subscription agreements as of June 30, 2016.

In April 2016, the Company issued 5,000 shares of common stock valued at $0.55 per share for $2,750 of consulting services.

In April 2016, the Company received a subscription receivable for 40,000 shares of common stock.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
June 30, 2016

NOTE 5 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On June 30, 2016 and December 31, 2015, the Company has no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2015, and will expire in the years 2026 through 2035.

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
June 30, 2016

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

As of June 30, 2016 and December 31, 2015, $870,045 of current liabilities from discontinued operations includes $785,764 loan payable and $84,281 accounts payable.  The loan payable was converted to common stock in July 2016.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owed the president of the Company advances totaling $104,768 and $115,633 at June 30, 2016 and December 31, 2015, respectively.

NOTE 9 - NET LOSS PER SHARE

Potentially dilutive securities are excluded from the calculation of net loss per share when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.  As of June 30, 2016, the Company had 250,000 options and 25,000 warrants outstanding.

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

Management has evaluated the impact of events occurring after June 30, 2016 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2016, our current assets were $20,000 as compared to $42,989 in current assets as of December 31, 2015.

As of June 30, 2016, our current liabilities were $1,384,042 as compared to $1,307,098 in current liabilities as of December 31, 2015.  This change in the Company's financial condition was primarily related to an extension fee related to the extension of a note in consideration for 200,000 shares of common stock valued at $100,000 of which $50,000 has been amortized, the repayment of a related party advance of $10,865, partially offset by an increase in accrued compensation of $72,000 and accounts payable and accrued interest of $65,809.

Net cash used in operating activities for the six months ended June 30, 2016 was $22,124 compared to net cash used in operating activities for the six months ended June 30, 2015 of $187,102.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include stock compensation expense and stock issued for services. The net loss for the six months ended June 30, 2016 of $598,113 was essentially offset by these non-cash adjustments totaling $388,180. Changes in assets and liabilities provided an additional offset to the net loss of $187,809.

Net cash flows used in investing activities consisted of $0 in additions to property and equipment for the six months ended June 30, 2016, compared to $2,650 for the six months ended June 30, 2015.

Net cash used in financing activities of $10,865 for the six month period ending June 30, 2016 was due to the repayment of a related party advance.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The Company experienced a net loss of $150,230 in the first quarter of 2016 compared to net loss of $10,543,791in the first quarter of 2015.  The change was due to a decrease in debt extinguishment costs of $2,785,000, a decrease in participation share compensation – related party of $1,514,060, a decrease in consulting fees share and option expense of $65,275, a decrease in stock based compensation of $1,609,375, a decrease in failed acquisition costs paid in stock of $993,316, a decrease in failed acquisition costs paid in stock – related party of $923,520, an increase in interest expense of 55,590, and an increase in general and administrative expense of $5,217 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The Company also had a loss from discontinued operations of $0 for the three months ended June 30, 2016 compared to $2,563,822 for the three months ended June 30, 2015.

General and administrative costs increased to $63,956 for the three months ended June 30, 2016 compared to $58,739 for the three months ended June 30, 2015. This increase of $5,217 is a result of an increase in first quarter operating expenses from 2015 to 2016 of $30,783, and an increase in accrued compensation of $36,000.

Interest expense was $62,266 and $6,676 for the three months ended June 30, 2016 and 2015, respectively.  The increase is due to an increase in interest expense of $5,590 and the amortization of the extension fee of $50,000.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The Company experienced a net loss of $598,113 in the first six months of 2016 compared to net loss of $19,030,962 in the first six months of 2015.  The change was due to a decrease in consulting revenue of $4,000, a decrease in debt extinguishment costs of $11,250,034, a decrease in participation share compensation – related party of $1,514,060, an increase in consulting fees share and option expense of $248,897, a decrease in stock based compensation of $1,559,375, a decrease in failed acquisition costs paid in stock of $1,013,999, a decrease in failed acquisition costs paid in stock – related party of $923,520, an increase in interest expense of 52,414, and an increase in general and administrative expense of $86,650 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

General and administrative costs increased to $144,167 for the six months ended June 30, 2016 compared to $57,517 for the six months ended June 30, 2015. This increase of $86,650 is a result of an increase in operating expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 of $14,650, and an increase in accrued compensation of $72,000.

Interest expense was $65,766 and $13,352 for the six months ended June 30, 2016 and 2015, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2016, 40,000 shares of common stock were issued for $10,000 in cash.

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

Item 3.     Defaults Upon Senior Securities.

As of June 30, 2016, the Company was not in material default with respect to any indebtedness.

As of December 1, 2016, the Company was in default with respect to a secured note payable that matured on September 30, 2016.  The principal amount of this note is $100,000 and the carrying value, net of the $100,000 extension fee as of June 30, 2016 is $50,000, plus the accrued interest of $23,766.  The extension fee is being amortized ratably over the extension period of one-hundred-eighty days.

As of December 1, 2016, the Company was in default with respect to a note issued to a related party that matured on August 16, 2016.  The balance of this note plus accrued interest totaled $54,312 as of June 30, 2016.

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