Form 10-Q
period 2016-09-30
Global Fashion Technologies, Inc.
filed 2016-12-12
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
-----------------
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of September 30, 2016, there were 19,209,161 shares of the Issuer's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	*

ASSETS

Current assets:
Cash	$40,008	$32,989
Subscription receivable	20,000	10,000
Total current assets	60,008	42,989

Property and equipment	2,252	2,252

Total assets	62,260	45,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	54,608	51,108
Accrued compensation	216,000	108,000
Secured note and accrued interest payable	124,266	110,000
Convertible notes and accrued interest,	55,312	52,312
Advances from related parties	282,789	115,633
Current liabilities from discontinued operations	84,281	870,045

Total current liabilities	817,256	1,307,098

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 1,000,000
shares authorized, 200,000 shares issued and
outstanding	200	200
Common stock $0.001 par value, 400,000,000
shares authorized, 19,209,161 and 17,537,660
shares issued and outstanding, 901,166 and 1,377,667 issuable
as of September 30, 2016 and December 31, 2015, respectively	20,110	18,915
Additional paid-in capital	28,299,149	27,630,906
Accumulated deficit	(29,074,455)	(28,911,878)

Total Global Fashion Technologies, Inc.
stockholders' deficit	(754,991)	(1,261,857)

Total liabilities and stockholders' deficit	$62,260	$45,241

*Derived from audited financial statements

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$18,750.00	$-	$18,750	$4,000

Operating expenses:
General and administrative	146,220	71,094	290,387	128,611
Participation share compensation - related party	-	-	-	1,514,060
Consulting fees share expense	21,258	-	359,438	89,283
Stock based compensation	-	-	50,000	1,609,375
Failed acquisition costs paid in stock	-	(5,254)	-	1,008,745
Failed acquisition costs paid in stock - related party	-	-	-	923,520
Employee stock settlement costs	-	200,000	-	200,000
Debt extinguishment costs - related party	-	-	-	11,250,034

Total operating expenses	167,478	265,840	699,825	16,723,628

Loss from operations	(148,728)	(265,840)	(681,075)	(16,719,628)

Other expense
Interest expense and financing costs	51,500	6,676	117,266	20,028

Total other expense	51,500	6,676	117,266	20,028

Loss from continuing operations
before provision for income taxes	(200,228)	(272,516)	(798,341)	(16,739,656)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(200,228)	$(272,516)	$(798,341)	$(16,739,656)

Income (Loss) from discontinued operations, net of tax	635,764	(213)	635,764	(2,564,035)

Net income (loss)	435,536	(272,729)	(162,577)	(19,303,691)

Net loss per share from continuing operations	$(0.02)	$(0.02)	$(0.04)	$(1.39)
Net income (loss) per share from discontinued operations	$0.03	$(0.00)	$0.03	$(0.21)
Net income (loss) per share	$0.02	$(0.02)	$(0.01)	$(1.60)

Weighted average common shares outstanding	19,209,161	17,354,958	18,683,965	12,045,534

The accompanying notes are an integral part of these financial statements

Global Fashion Technologies, Inc. and Subsidiaries
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(162,577)	$(19,303,691)
Net Income (loss) from discontinued operations,
net of taxes and minority interest	635,764	(2,564,035)
Loss from continuing operations	(798,341)	(16,739,656)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt extinguishment costs - related party	-	11,250,034
Failed acquisition costs paid in stock	-	968,750
Failed acquisition costs paid in stock - related party	-	923,520
Stock compensation expense	50,000	1,609,375
Stock issued for services	359,438	89,283
Employee stock settlement cost	-	200,000
Participation share compensation - related party	-	1,514,060
Changes in assets and liabilities:
Prepaid expenses	-	(18,750)
Accounts payable	3,500	(52,844)
Accrued expenses	225,266	20,028
Net cash used in operating activities	(160,137)	(236,200)

Cash flows used in investing activities:
Additions to property and equipment	-	(2,650)
Total cash flows used in investing activities	-	(2,650)

Cash flows from financing activities:
Advances from related party	265,000	18,937
Proceeds from note payable	-	50,000
Repayment of related party advance	(97,844)	(26,654)
Proceeds from the sale of common stock	-	198,000
Total cash flows from financing activities	167,156	240,283

Discontinued activities:
Net cash used in operating activities	-	-
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net cash flows from discontinued activities	-	-

Net increase (decrease) in cash	7,019	1,433
Cash at beginning of period	32,989	755
Cash at end of period	$40,008	$2,188

Supplemental disclosure of cash flow information:

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing sources:
Common stock issued for reduction of debt	$-	$931,306

The accompanying notes are an integral part of these financial statements

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
September 30, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fashion Technologies, Inc. ("the Company") was incorporated in Nevada on March 25, 2005.  As of September 30, 2016 and December 31, 2015, the Company had 400,000,000 shares of authorized common stock.

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
September 30, 2016

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $29,074,455 and $28,911,878 as of September 30, 2016 and December 31, 2015, respectively, that include losses of $162,577 and $19,132,725 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, acquire an operating business and raise capital through equity and debt financing or other means on desirable terms. In September 2016, the Company deemed 600,000 shares of common stock as issuable in settlement of $785,764 of liabilities from discontinued operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
September 30, 2016

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized. During the nine months ended September 30, 2016 and 2015 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2016 and 2015. The Company expects no material changes to unrecognized tax positions within the next twelve months.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
September 30, 2016
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

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
September 30, 2016
NOTE 3 – NOTES PAYABLE

Secured Note Payable

On November 25, 2014, the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 200,000 shares of common stock valued at $100,000, with interest accruing after March 29, 2016 at 12%.  The note is unpaid and in default after September 30, 2016.  The carrying value of this note, net of the $100,000 extension fee as of September 30, 2016 is $100,000, plus the accrued interest of $24,266.  The note and accrued interest was $110,000 as of December 31, 2015.  The extension fee was amortized ratably over the extension period of 180 days.

Unsecured Notes Payable

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matures on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals $55,312 and $52,312 at September 30, 2016 and December 31, 2015, respectively.

NOTE 4 – CAPITAL STOCK
 Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred".  The number of authorized shares totals 1,000,000 and the par value is $.001 per share.  The Class B Preferred shareholders vote together with the common stock as a single class.  The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share.  The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company.  The Class B Preferred stock holders are entitled to receive non-cumulative dividends at the rate of 8% per annum, in preference and priority to any payment of any dividend on the common stock.  The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control.  In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
September 30, 2016

NOTE 4 – CAPITAL STOCK (Continued)
holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

During the fourth quarter of 2011, a total of 200,000 shares of the Series B Preferred Stock was issued to a related party for $7,500 of legal and accounting fees that the related party paid on behalf of the Company.

Common Stock

In April 2015, the Company issued 2.2 million shares of common stock and deemed 300,000 shares of common stock issuable in consideration for the settlement of $340,000 of outstanding payroll owed to two officers of the Company. The shares were valued at $1.25 per share, totaling $3,125,000. This issuance resulted in debt extinguishment costs of $2,785,000.  In the nine months ended September 30, 2016, the Company issued 192,500 shares of its common stock, reducing the shares issuable to the president of the Company from 300,000 shares to 107,500 shares.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model.  The expense related to this stock option for the nine months ended September 30, 2016 was $56,658.

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the three month period ended March 31, 2016, the Company issued 200,000 shares of its common stock at a value of $.50 per share, the original principle of a note in the amount of $100,000, in conjunction with the extension of the terms of the note.  The $100,000 was amortized to interest expense over the six month extension period.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $223,232 to five individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  106,001 shares remain issuable related to these subscription agreements as of September 30, 2016.

In April 2016, the Company issued 5,000 shares of common stock valued at $0.55 per share for $2,750 of consulting services.

In April 2016, the Company received a subscription receivable for 40,000 shares of common stock.

GLOBAL FASHION TECHNOLOGIES, INC. AND SUBSIDIARIES
(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Notes To Consolidated Financial Statements
September 30, 2016

NOTE 4 – CAPITAL STOCK (Continued)

As of December 31, 2014, the Company owed $785,764 to trade creditors of Leading Edge Fashion LLC, a discontinued operation which was controlled by the Company.  The Company paid the outstanding obligations on July 1, 2016 by agreeing to issue as full consideration for the amount owed the trade creditors.  The 600,000 shares of common stock were issuable as of September 30, 2016.

NOTE 5 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On September 30, 2016 and December 31, 2015, the Company has no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2015, and will expire in the years 2026 through 2035.

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
September 30, 2016

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

As of September 30, 2016 and December 31, 2015, $870,045 of current liabilities from discontinued operations includes $0 and $785,764 loan payable, respectively, and $84,281 accounts payable.  The loan payable was converted to common stock in July 2016, which resulted in a gain on the extinguishment of debt related to discontinued operations in the amount of $635,764.

NOTE 8 – RELATED PARTY TRANSACTIONS

In July through September 2016, the Company received $200,000 from its chief operating officer as a loan.  The Company also received $65,000 in September 2016 from the president of the Company as an advance.  The Company owed these executives of the Company advances totaling $282,789 and $115,633 at September 30, 2016 and December 31, 2015, respectively.

NOTE 9 - NET LOSS PER SHARE

Potentially dilutive securities are excluded from the calculation of net loss per share when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.  As of September 30, 2016, the Company had 250,000 options and 25,000 warrants outstanding.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after September 30, 2016 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2016, our current assets were $60,008 as compared to $42,989 in current assets as of December 31, 2015.

As of September 30, 2016, our current liabilities were $817,256 as compared to $1,307,098 in current liabilities as of December 31, 2015.  This change in the Company's financial condition was primarily related to the receipt of advances from related parties of 265,000, the repayment of a related party advance of $97,844, extinguishment of debt of $785,764, an increase in accrued compensation of $108,000, and an increase in accounts payable and accrued interest of $20,766.

Net cash used in operating activities for the nine months ended September 30, 2016 was $160,137 compared to net cash used in operating activities for the nine months ended September 30, 2015 of $236,200.  Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include stock compensation expense and stock issued for services. The net loss from continuing operations for the nine months ended September 30, 2016 of $798,341 was essentially offset by these non-cash adjustments totaling $409,438. Changes in assets and liabilities provided an additional offset to the net loss of $228,766.

Net cash flows used in investing activities consisted of $0 in additions to property and equipment for the nine months ended September 30, 2016, compared to $2,650 for the nine months ended September 30, 2015.

Net cash used in financing activities of $167,156 for the nine month period ending September 30, 2016 was due to the receipt of related party advances totaling $265,000 offset by the repayment of a related party advance in the amount of $97,844.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The Company experienced a net loss from continuing operations of $200,228 in the three months ended September 30, 2016 compared to net loss from continuing operations of $272,516 in the three months ended September 30, 2015.  The change was due to an increase in consulting revenue of $18,750, a decrease in employee stock settlement costs of $200,000, an increase in consulting fees share expense of $21,258, an increase in failed acquisition costs paid in stock of $5,254, an increase in interest expense of $44,824, and an increase in general and administrative expense of $75,126 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The Company had income from discontinued operations of $635,764 for the three months ended September 30, 2016 compared to a loss from discontinued operations of $213 for the three months ended September 30, 2015.  The change was due to the extinguishment of debt in 2016 which resulted in a gain of $635,764 for the three months ended September 30, 2016.

General and administrative costs increased to $146,220 for the three months ended September 30, 2016 compared to $71,094 for the three months ended September 30, 2015. This increase of $75,126 is a result of an increase in accrued compensation of $36,000 as well as an increase in operating expenses of $39,126 from 2015 to 2016.

Interest expense was $51,500 and $6,676 for the three months ended September 30, 2016 and 2015, respectively.  The increase is due to an decrease in interest expense of $5,176 and an increase in the amortization of the extension fee of $50,000.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The Company experienced a net loss from continuing operations of $798,341 in the nine months ended September 30, 2016 compared to net loss from continuing operations of $16,739,656 in the nine months ended September 30, 2015.  The change was due to an increase in consulting revenue of $14,750, a decrease in debt extinguishment costs of $11,250,034, a decrease in participation share compensation – related party of $1,514,060, an increase in consulting fees share and option expense of $270,155, a decrease in stock based compensation of $1,559,375, a decrease in failed acquisition costs paid in stock of $1,008,745, a decrease in failed acquisition costs paid in stock – related party of $923,520, an increase in interest expense of 97,238, and an increase in general and administrative expense of $161,776 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The Company had income from discontinued operations of $635,764 for the nine months ended September 30, 2016 compared to a loss from discontinued operations of $2,564,035 for the nine months ended September 30, 2015.  The change was due to the extinguishment of debt in 2016 which resulted in a gain of $635,764 for the nine months ended September 30, 2016.

General and administrative costs increased to $290,387 for the nine months ended September 30, 2016 compared to $128,611 for the nine months ended September 30, 2015. This increase of $161,776 is a result of an increase in operating expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 of $53,776 and an increase in accrued compensation of $108,000.

Interest expense was $117,266 and $20,028 for the nine months ended September 30, 2016 and 2015, respectively.  The increase is due to an decrease in interest expense of $2,762 and an increase in the amortization of the extension fee of $100,000.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults Upon Senior Securities.

The Company is in default with respect to a secured note payable that matured on September 30, 2016.  The balance of this note plus accrued interest totaled $124,266 as of September 30, 2016.

The Company is in default with respect to a note issued to a related party that matured on August 16, 2016.  The balance of this note plus accrued interest totaled $55,312 as of September 30, 2016.

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