Form 10-Q/A
period 2016-09-30
ECO TEK 360 INC
filed 2017-02-24
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes☐No

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

Explanatory Note

Global Fashion Technologies, Inc. is filing this Amendment to its previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2016 originally filed with the Securities and Exchange Commission on December 12, 2016 to correctly disclose that the Company had filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and that the Company had submitted every Interactive Data File required to be submitted during the preceding 12 months.

Except to reflect the foregoing items, this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since December 12, 2016, the date the Quarterly Report was filed. Accordingly, except solely with regard to the disclosures mentioned above, all information in the Quarterly Report and this Amendment speaks only as of September 30, 2016. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

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

GLOBAL FASHION TECHNOLOGIES, INC.

	By:	/s/ Christopher Giordano
Christopher Giordano
Date: February 24, 2017		President, Treasurer and Director
Principal Executive Officer and Principal Financial Officer