Form 10-K/A
period 2014-12-31
ECO TEK 360 INC
filed 2017-02-27
CIK 1338929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K/A
(Amendment No. 2)
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

Explanatory Note

Global Fashion Technologies, Inc. is filing this Amendment to its previously filed amended Annual Report on Form 10-K/A for the period ended December 31, 2014 originally filed with the Securities and Exchange Commission on December 7, 2016 to include the Interactive Data File.

Except to include the Interactive Data File, this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since December 7, 2016, the date the amended Annual Report was filed. Accordingly, except solely with regard to the disclosures mentioned above, all information in the Annual Report and this Amendment speaks only as of December 31, 2014. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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