Form 10-K
period 2016-12-31
ECO TEK 360 INC
filed 2017-03-31
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

-----------------

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52047

Eco Tek 360, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	11-3746201 (I.R.S. Employer Identification No.)
50 Division Street, Suite 501 Somerville, New Jersey (Address of principal executive offices)	08876 (Zip Code)
(973)291-8900 (Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]Yes[X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]Yes[X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes[ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]Yes[X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]Yes[X]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes[X]No

On December 31, 2016 there  were 20,080,327 shares of the registrant’s Common Stock issued and outstanding and held by approximately 215 shareholders, eight of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act. The aggregate market value of the common equity held by non-affiliates as of the date of the filing of this report was $1,796,641 based on the price at which the common equity was last sold.

ECO TEK 360, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2016

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
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

In this annual report on Form 10-K, the terms "Premiere," "Company," "we," "us" and "our" refer to Eco Tek 360, Inc. and its subsidiaries.

Item 1. Business

Company History

Eco Tek 360, Inc. (“ECTX”, ‘We” or the “Company”) was incorporated in Nevada on March 25, 2005 as Premier Publishing Group, Inc. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

After ceasing the publishing operations, the Company’s operations consisted solely of utilizing the expertise of our Board Members and outside agents to further the efforts our advisory services business plan through a wholly-owned subsidiary known as Trident Merchant Group, Inc.

In addition, during the fourth quarter of 2013, the Company became involved in the manufacturing and global distribution of ladies’ apparel. However, in 2014 the Company stopped developing a footprint in the apparel business due to cash restraints and logistics and ceased agreements with all third-parties to distribute their products into SE Asia and China. Trident has since ceased operations to concentrate on the opportunities related to rejuvenating fibers and re-purposing them into finished products.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. The non-controlling interest is recorded in the stockholders' deficit section. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

Current Overview of the Company

Eco Tek 360, Inc. is currently a development stage fiber rejuvenation technology company which will be offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel. In addition, we will also be offering branded apparel into both online and brick and mortar environments. This will initially be through a license we signed with EMME®, a former Ford Supermodel, for the purposes of marketing and manufacturing the EMME® brand of Activewear to the vastly under-served curvy/plus size market.

The Women’s Apparel Segment

On March 15, 2015, the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME®. EMME® is a market pioneer and trusted voice of the “Full-Figured” market. Under this licensing agreement the Company will design, produce and market the EMME® Activewear Collection.

As of November 1, 2016, the Company has completed the design of the Spring 2017 line and has received quotes from contract manufacturers. The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for designing, producing and marketing the EMME® Activewear Collection. Samples for fitting have been requested from the selected vendors. The Fall 2017-line concept has been created and is now ready to enter design phase. The Company has had no operations to date and is in the process assessing when there may be a potential roll out of the EMME® Activewear Collection.

The Rejuvenated Uniform Segment

In April 2015, we entered into a joint venture and license agreement with Pure Systems International, Ltd. to produce and market garments and other accessories for the commercial uniform marketplace and other market verticals by utilizing Pure Systems International, Ltd.’s patented processes to up-cycle pre-consumer textile waste into reusable fiber of equal or better quality than the original fabric. (the “Rejuvenated Fiber”)

In May of 2015, the Company created a new limited liability company, Pure361, LLC (“Pure361”) of which the Company owns 51% and Pure Systems International, Ltd. owns 49%. Pure361 has the exclusive licensee to use Pure System International Ltd.’s patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals.

Ms Joy Nunn, the company’s former CTO and Board member has resigned as of February 14, 2017, but the company still maintains a license with Pure System International, Ltd.

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

Item 2. Properties

The Company currently leases office space in Somverville, New Jersey.

Item 3. Legal Proceedings

In the fourth quarter of 2016, the matter of Patrick Kalashyan v. Avani Holdings, LLC & Global Fashion Technologies, Inc. was dismissed with no monies being paid by the Company.

As of the date of this filing, the Company is a party to three pending litigation matters.

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

The second matter is entitled Patricia Witthuhn v. Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to collect wages allegedly due pursuant to her employment with Avani Holdings LLC. The Company never hired Ms. Witthuhn and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, due to cash flow constraints, the Company is unable to hire outside counsel for this litigation. The amount being sought by the plaintiff is approximately $15,000.

The third matter is entitled William Corso v. Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to collect wages allegedly due pursuant to his employment with Avani Holdings LLC. The Company never hired Mr. Corso and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, due to cash flow constraints, the Company is unable to hire outside counsel for this litigation. The amount being sought by the plaintiff is approximately $40,000.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

Our common stock currently trades on the OTC Bulletin Board under the symbol “GFTI.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal year 2016, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2016 was $0.1715 per share. As of December 31, 2016, there were 215 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2016	High	Low

First Quarter	$1.46	$0.21

Second Quarter	$1.00	$0.25

Third Quarter	$0.30	$0.16

Fourth Quarter	$0.495	$0.15

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 215 stockholders of record of our common stock on December 31, 2016.

Item 6. Selected Financial Data

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2016, our current assets were $57,830 as compared to $42,989 in current assets as of December 31, 2015.

As of December 31, 2016, our current liabilities were $1,369,879 as compared to $1,307,098 in current liabilities as of December 31, 2015. This change in the Company’s financial condition was primarily related to an increase in accrued compensation of $305,250, unsecured notes issued in 2016 for $27,206, and related party loans and accrued interest that was issued in 2016 for $289,741. The increase in liabilities was off-set by a decrease in current liabilities from discontinued operations which decreased by $785,764.

Net cash used in operating activities for the year ended December 31, 2016 was $232,296 compared to net cash used in operating activities for the year ended December 31, 2015 of $465,904. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the year ended December 31, 2016 include depreciation of $379, stock based compensation of $50,000, stock issued for services of $380,696, and amortization of debt extension expense of $178,378. In addition, changes in operating assets and liabilities provided $592,662 from accounts payable and accrued expenses, and $20,368 from accrued interest.

Net cash flows used in investing activities consisted of $0 and $2,650 in additions to property and equipment for the years ended December 31, 2016 and 2015, respectively.

Net cash provided by financing activities of $235,515 for the year ended December 31, 2016 was due to advances from related party of $88,300, related party loans of $284,900, proceeds from unsecured notes of $27,200, offset by repayment of related party advance of $164,885.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the Year Ended December 31, 2016 and 2015

The Company experienced a net loss of $819,015 in the year ended December 31, 2016 compared to net loss of $19,132,725 in year ended December 31, 2015.

Net loss for the year ended December 31, 2016 consisted of revenues of $18,750, reduced by operating expenses of $1,274,782 that consisted of general and administrative expenses of $884,086, consulting fees share expense of $380,696, and stock based compensation of $50,000.

The decrease in operating expenses of $15,233,892 was primarily due to costs incurred in the year ended December 31, 2015 of $1,514,060 for participation share compensation – related party, failed acquisition costs paid in stock of $996,245, failed acquisition costs paid in stock – related party of $923,520, employee stock settlement costs of $200,000, and debt extinguishment costs – related party of $11,250,034, offset by a gain of $573,787, all of which did not re-occur in the year ended December 31, 2016.

Interest expense and financing costs were $189,906 and $42,016 for the year ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, $8,814 and $0 of interest expense – related parties were incurred, respectively.

Income from discontinued operations, net of tax was $635,764 for the year ended December 31, 2016 from a loss of $2,585,535 for the year ended December 31, 2015. The $2,585,535 incurred in the first half of 2015 was related to additional costs of Leading Edge Fashions, LLC, which includes a non-cash loss of $2,137,500 related to the issuance of 1,710,000 shares of common stock at $1.25 per share. The $635,764 gain from discontinued operations for the year ended December 31, 2016 was incurred as a result of the extinguishment of debt.

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

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers, as of the date of this filing, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Frederick Andrieni	65	Director	February 26, 2015
Omar Barrientos	73	Director	December 14, 2007
Michael A. Breen	57	Director	September 16, 2014
Christopher H. Giordano	61	President and Director	August 4, 2010
Simon Graj	66	Director	January 23, 2017
Michael Rosenbaum	78	Director	May 8, 2014
Paul Serbiak	59	CEO, Treasurer and Director	February 26, 2015
Scott Todd	59	Director	January 23, 2017

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

As of December 31, 2016, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d)       Family relationships.

There are no family relationships between any directors and/or executive officers.

(e)       The business experience of the directors and executive officers.

Frederick Paul Andrieni is the founder of Andrieni & Associates, LLC; a private equity firm through which he made strategic equity investments, led technology based investments and served as strategic consultant, board member and CEO in numerous companies in their investment portfolio. Fred has over 30 years’ experience in refining concepts and visions into a viable direction for start-up companies. Prior to Andrieni & Associates, LLC, Mr. Andrieni was founder of High Pointe Custom Homes, LLC (high-end custom home builder); Endotec, LLC, (the first laparoscopic surgical device company), EnviroTec, (tire recycling process that utilized pyrolysis technology), Diagnostic Medical Instruments (DMI); and Microvations, Inc. (the first touch-screen information terminal). Mr. Andrieni honed his keen interest in technology at the start of his career as Director of Fields Sales and Marketing Eastern Division for Anheuser-Busch, Inc. where he managed a task force that was specifically focused on marketing new products.

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

Simon Graj is a pioneer in the world of branding and retail who founded his firm, Graj and Gustavsen, in 1990. He's been called the "Willy Wonka" of the fashion industry and his NY studio has been called a "Playground for CEO's."

Prior to G+G, Simon's professional career spanned two decades as a retail innovator in leadership positions working in all facets of the industry, including working with Mickey Drexler on a retail prototype called "Hemisphere" that helped pave the way for Banana Republic's transition from safari to fashion. A "Merchant at Heart", Simon founded G+G as a fusion of a consulting firm and a creative agency to provide insight, innovation strategy and design to brands and retailers with a rigorous consumer-driven process that looks at global trends and white space opportunities in the market.  His firm's exclusive client list includes Harley-Davidson, Kohl's, Kimberly Clark, Scripps Networks, Waterford Wedgewood, Levi Strauss, and Dick's Sporting Goods.  Simon has guided G+G into several service offerings including brand positioning, licensing, retail design, and strategic consulting for innovation and growth.

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

Scott Todd has over 5 years as a senior licensing brand strategist with expertise in licensing, business development, retail development, sales and sales management with a track record of building successful brands and sustainable programs. A visionary with proficiency in creating strategic partnerships in diverse industries and across multiple categories. Able to convey ideas clearly yet forcefully, negotiate win-win business deals and maintain strong long-term relationships. A team builder focused on the bottom line. Can negotiate complex contracts and motivate a team of diverse talents and skill sets. He has 3 children living in New Jersey.

 (f)  Involvement in certain legal proceedings.

None.

(g)       Promoters and control persons.

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, We believe that the following persons are delinquent in filing the required forms for the year ended December 31, 2016: Christopher Giordano, Omar Barrientos, Fred Andreini, Michael Breen and Michael Rosenbaum. The Company will remind these individuals of the required forms and ensure that all required forms are timely filed moving forward.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 50 Division Street, Suite 501, Somerville, New Jersey 08876.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid in 2016 to the Company's executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incntv. Plan Comp.	Change in pension value & nonqualified deferred compensation earnings	All Other Comp	Total
Christopher Giordano President, Treasurer & Director (PEO & PFO)	2016	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Omar Barrientos Secretary & Director	2016	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Paul Serbiak Chief Operating Officer	2016	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

In the first quarter of 2017, Paul Serbiak was hired as the Company’s CEO and elected as the Company’s treasurer. Pursuant to his employment agreement, Mr. Serbiak will begin to earn a salary upon the Company’s receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.

Also in the first quarter of 2017, Christopher Giordano and the Company entered into an employment agreement where Mr. Girodano will begin to earn a salary upon the Company’s receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.

In addition, Peter Vazquez was appointed to be the Company’s secretary in the first quarter of 2017 and was awarded stock options by the Company.

All of the aforementioned subsequent events have been reported to the SEC via forms 8-K that were filed on January 24, 2017 and February 22, 2017

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company's executive officers as of December 31, 2016.

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

In the first quarter of 2017, Paul Serbiak was hired as the Company’s CEO and elected as the Company’s treasurer. Pursuant to his employment agreement, Mr. Serbiak’s former options listed above were voided, and he was instead awarded some immediately-exerciseable options as well as incentive-based stock options that have been detailed in the Form 8-K filed by the Company on January 24, 2017.

Also, in the first quarter of 2017, K. Joy Nunn, resigned from her position as a director and CTO of the Company and therefore the performance-based options set forth in the above chart were rendered null and void.

Compensation of Directors

The following table sets forth certain information with respect to compensation paid in 2016 to some of the Company's Directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Comp	Nonqualified deferred compensation earnings	All Other Comp	Total
Robert Schneiderman	$0.00	$50,000(1)	$0.00	$0.00	$0.00	$0.00	$0.00

(1) Mr. Schneiderman’s shares were issued in 2016 for his 2015 service on the Board of Directors.

Other than as set forth in the table above, the Company has not compensated any Board members for their participation on the Board and does not have any standard or other arrangements for compensating them for such services.   The Company may issue shares of common stock or options to acquire shares of the Company’s common stock to members of the Board in consideration for their services as members of the Board.  The Company does expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of December 31, 2016, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 20,080,327 beneficially owned shares of common stock outstanding as of December 31, 2016, and 200,000 beneficially owned shares of preferred stock outstanding on December 31, 2016. The address of each director and executive officer listed below is c/o Eco Tek 360, Inc., 50 Division Street, Suite 501, Somerville, New Jersey.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Frederick Andrieni	1,400,000	7.0%	0	*

Directors & Officers	Omar Barrientos	211,432	1.0%	0	*

Directors & Officers	Michael A. Breen	50,000	*	0	*

Directors & Officers	Christopher H. Giordano	5,102,859(1)(2)	25.4%	200,000	100%

Directors & Officers	Kareyn Joy Nunn	500,000 (3)	2.4%	0	*

Directors & Officers	Michael Rosenbaum	1,755,990 (4)	8.7%	0	*

Directors & Officers	Robert Schneiderman	84,000	*	0	*

Directors & Officers	Paul Serbiak	500,000 (3)	2.4%	0	*

	Officers & Directors as a group (8 persons)	9,604,281	47.8%	200,000	100%

5% Shareholders	None other than any directors set forth above.

* Represents less than 1%

(1) Christopher Giordano beneficially owns 200,000 shares of Class B Preferred Stock, which is 100% percent of the outstanding shares in the class.  The Class B Preferred shareholders vote together with the common stock as a single class and the holders of Class B Preferred are entitled to 10,000 votes per share.

(2)        Includes: (a) 3,005,715 shares of Common Stock held by Birchwood Capital Advisors, LLC, of which Christopher H. Giordano has voting and dispositive control, (b) 13,072 shares of Common Stock held by Bella Capital Holdings, (c) 16,572 shares of Common Stock held by Isabella Giordano, and (d) 67,500 shares on the Company’s books as due and issuable to Christopher H. Giordano as of December 31, 2016.

(3)                During the first quarter of 2017, these shares were returned to the Company in conjunction with Ms. Nunn’s resignation.

(4)                Includes shares of Common Stock held by Maj Rosenbaum.

(5)                During the first quarter of 2017, these shares were returned to the Company.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2016, the Company had equity compensation plans with K. Joy Nunn and Paul Serbiak. A summary table of the potential share issuances based upon these plans is set forth below:

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

The employment contracts for Paul Serbiak and K. Joy Nunn both include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Board of Directors. Company did not meet the requisite performance conditions in 2016, and it is unlikely that the Company will meet the requisite performance conditions in 2017. The options are exercisable upon Pure 361, LLC hitting the following milestones: (1) generating $25,000,000 in gross revenue from sales of rejuvenated uniforms, (2) generating each additional $25,000,000 in gross revenue from sales of rejuvenated uniforms over and above the initial $25,000,000, (3) $150,000,000 in gross revenue from sales of rejuvenated uniforms, and as to K. Joy Nunn only, (4) generating each additional $100,000,000 in gross revenue from sales of rejuvenated uniforms over and above the initial $150,000,000.

In the first quarter of 2017, Paul Serbiak was hired as the Company’s CEO and elected as the Company’s treasurer. Pursuant to his employment agreement, Mr. Serbiak’s former options listed above were voided, and he was instead awarded some immediately-exerciseable options as well as incentive-based stock options that have been detailed in the Form 8-K filed by the Company on January 24, 2017.

Also, in the first quarter of 2017, K. Joy Nunn, resigned from her position as a director and CTO of the Company and therefore the performance-based options set forth in the above chart were rendered null and void.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Transactions with Related Persons

For the period ending December 31, 2016, there were multiple material transactions with related parties. Michael Rosenbaum, a director of the Company loaned $86,900 to the Company at an interest rate of 5%. In addition, Paul Serbiak, a director of the Company as well as its CEO and Treasurer, loaned the Company $200,000 at an interest rate of 5%. Both of these loans mature on June 30, 2017. Moreover, Christopher Giordano, a director of the Company as well as its President, has various transactions between himself and the company which decreased the amount owed to Mr. Giordano from $115,632 as of December 31, 2015 to $39,047.61 as of December 31, 2016. Finally, Mr. Giordano gifted 232,500 shares of the Company's common stock that was due and issued to him to various third parties, leaving 67,500 shares of the Company's common stock due and owing to Mr. Giordano as of December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2015 and December 31, 2016.

	2015	2016
Audit Fees	$125,000.00	$50,000.00
Audit-Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total:	$125,000.00	$50,000.00

PART IV

ITEM 15. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1	Articles of Incorporation*
3.2(i)	By-Laws*
3.2(ii)	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007**
3.2(ii)	By-Laws of Eco Tek 360, Inc. adopted February 14, 2017***
14.1	Code of Ethics****
16.1	Letter re Change in Certifying Accountant *****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002******
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005 (333-129977)
**	Incorporated by reference to Form 8-K filed with the Commission on December 12, 2007 (000-52047)
***	Incorporated by reference to Form 10-KSB filed with the Commission on April 14, 2008 (000-52047)
****	Incorporated by reference to Form 8-K filed with the Commission on February 22, 2017
*****	Incorporated by reference to Form 8-K filed with the Commission on October 14, 2016
******	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO TEK 360, INC.

	By:	/s/ Christopher Giordano
Christopher Giordano
Date: March 31, 2017		President and Director
Principal Executive Officer

	By:	/s/ PaulSerbiak
Paul Serbiak
Date: March 31, 2017		CEO, Treasurer and Director
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ECO TEK 360, INC.

	By:	/s/ Christopher Giordana
Date: March 31, 2017		Christopher Giordano, Director

	By:	/s/ Paul Serbiak
Date: March 31, 2017		Paul Serbiak, Director

	By:	/s/ Fred Andrieni
Date: March 31, 2017		Fred Andrieni, Director

	By:	/s/ Omar Barrientos
Date: March 31, 2017		Omar Barrientos, Director

	By:	/s/ Michael Breen
Date: March 31, 2017		Michael Breen, Director

	By:	/s/ Simon Graj
Date: March 31, 2017		Simon Graj, Director

	By:	/s/ Michael Rosenbaum
Date: March 31, 2017		Michael Rosenbaum, Director

	By:	/s/ Scott Todd
Date: March 31, 2017		Scott Todd, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ECO TEK 360, INC.

We have audited the accompanying consolidated balance sheets of ECO TEK 360, INC. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended December 31, 2016. ECO TEK 360, INC.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECO TEK 360, INC. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has only limited funds available, continuing losses from operations and an accumulated deficit of $29,730,893 as of December 31, 2016, has no operations and is dependent upon raising additional debt or equity in order to begin to execute its business plan. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J Soldinger Associates, LLC

Deer Park, IL

March 31, 2017

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$36,208	$32,989
Subscription receivable	—	10,000
Prepaid interest	21,622	—
Total Current Assets	57,830	42,989

Property and equipment, net	1,873	2,252
TOTAL ASSETS	59,703	45,241

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$338,520	$51,108
Accrued compensation	413,250	108,000
Secured note and accrued interest payable	122,333	110,000
Unsecured notes and accrued interest payable	27,206	—
Convertible notes and accrued interest - related party	55,500	52,312
Advances from related parties	39,048	115,633
Related party loans and accrued interest	289,741	—
Current liabilities from discontinued operations	84,281	870,045
Total Current Liabilities	1,369,879	1,307,098

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 19,209,161 and 17,537,660 shares issued
and outstanding, 871,166 and 1,377,667 issuable as of December 31, 2016 and 2015, respectively	20,080	18,915
Additional paid-in capital	28,410,437	27,630,906
Stock subscription receivable	(10,000)	—
Accumulated deficit	(29,730,893)	(28,911,878)
Total Eco Tek 360, Inc. stockholders' deficit	(1,310,176)	(1,261,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,703	$45,241

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Statements of Operations

	Years Ended
	December 31,
	2016	2015

REVENUE	$18,750	$3,500

OPERATING EXPENSES
General and administrative	844,086	499,944
Participation share compensation - related party	—	1,514,060
Consulting fees share expense	380,696	89,283
Stock based compensation	50,000	1,609,375
Failed acquisition costs paid in stock	—	996,245
Failed acquisition costs paid in stock - related party	—	923,520
Employee stock settlement costs	—	200,000
Debt extinguishment income	—	(573,787)
Debt extinguishment costs - related party	—	11,250,034
Total Operating Expenses	1,274,782	16,508,674

LOSS FROM OPERATIONS	(1,256,032)	(16,505,174)

OTHER EXPENSE
Interest expense and financing costs	189,906	42,016
Interest expense - related parties	8,841	—
Total other expense	198,747	42,016

Loss from continuing operations before provision for income taxes	(1,454,779)	(16,547,190)

Provision for income taxes	—	—

LOSS FROM CONTINUING OPERATIONS	$(1,454,779)	$(16,547,190)

Income (Loss) from discontinued operations, net of tax	635,764	(2,585,535)

NET LOSS	(819,015)	(19,132,725)

Net loss per share from continuing operations	$(0.08)	$(1.23)
Net income (loss) per share from discontinued operations	0.03	(0.19)
Net income (loss) per share	(0.04)	(1.42)

Weighted average common shares outstanding	18,824,588	13,463,110

The accompanying notes are an integral part of these audited consolidated financial statements

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(819,015)	$(19,132,725)
Net Income (loss) from discontinued operations, net of taxes and minority interest	635,764	(2,585,535)
Loss from continuing operations	(1,454,779)	(16,547,190)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Debt extinguishment income	—	(573,787)
Debt extinguishment cost - related party	—	11,250,034
Depreciation	379	398
Failed acquisition costs paid in stock	—	968,750
Failed acquisition costs paid in stock - related party	—	923,520
Stock based compensation expense	50,000	1,609,375
Stock issued for services	380,696	89,283
Employee stock settlement cost	—	200,000
Amortization of debt extension expense	178,378	—
Participation share compensation - related party	—	1,514,060
Changes in operating assets and liabilities:	—	—
Accounts payable and accrued expenses	592,662	57,637
Accrued interest	20,368	42,016
Net cash used in operating activities	(232,296)	(465,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	—	(2,650)
Net cash used in investing activities	—	(2,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	88,300	41,155
Related party loans	284,900	—
Proceeds from unsecured notes	27,200	50,000
Repayment of related party advance	(164,885)	(26,654)
Proceeds from the sale of common stock	—	458,000
Net cash provided by financing activities	235,515	522,501

DISCONTINUED ACTIVITIES:
Net cash used in operating activities	—	(21,713)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash flows used in discontinued activities	—	(21,713)

Net increase in cash and cash equivalents	3,219	32,234
Cash and cash equivalents - beginning of period	32,989	755
Cash and cash equivalents - end of period	$36,208	$32,989

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activity:
Common stock issued for reduction of debt, net	$150,000	$931,306

 The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Statements of Stockholders' Deficit

For the Years Ended December 31, 2016 and 2015

					Additional					Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholder	Non-Controlling	Stock Subscription	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Receviable	Interest	Receivable	Deficiency

Balance - December 31, 2014	200,000	$200	1,758,500	$1,759	$6,438,915	$(9,779,153)	$791,319	$(426,321)	$—	$(2,973,282)
Adjustment to correct 2014 shares issuable			371,832	372	(372)					(0)
Common stock issued to convert RRD note - related party			6,062,154	6,062	9,390,277					9,396,339
Common stock issued for participation expense - related party			1,211,248	1,211	1,512,849					1,514,060
Common stock issued settlement of accrued compensation - related party			2,500,000	2,500	3,122,500					3,125,000
Common stock issued for sign-on bonuses to two key employees			1,000,000	1,000	1,249,000					1,250,000
Common stock issued for services - BOD			287,500	288	359,088					359,376
Common stock issued for consulting services			71,426	71	89,212					89,283
Common stock issued for cost of future private placement			500,000	500	(500)					—
Common stock issued related to failed acquisition			775,000	775	967,975					968,750
Common stock issued related to failed acquisition - related party			624,000	624	922,896					923,520
Common stock issued related to discontinued operation			1,710,000	1,710	2,135,790					2,137,500
Proceeds from common stock issued Jan - June 2015			726,000	726	193,274					194,000
Reclassification of stock subscription received to issuable stock			87,665	88	791,231		(791,319)			(0)
Stock subscription receivable			40,000	40	9,960					10,000
Stock issued for settlement cost with former CEO			200,000	200	199,800					200,000
Proceeds from common stock issuable Nov - Dec 2015			990,002	990	249,011					250,001
Minority interest reclassified to discontinued operations								426,321		426,321
Net loss						(19,132,725)				(19,132,725)
Balance - December 31, 2015	200,000	$200	18,915,327	18,915	$27,630,906	$(28,911,878)	$—	$—	$—	$(1,261,857)
Common stock issued for compensation			50,000	50	49,950					50,000
Common stock issued for consulting services			305,000	305	302,445					302,750
Common stock issued - loan extension			200,000	200	199,800					200,000
Common stock issued for debt settlement			600,000	600	149,400					150,000
Adjustment to correct 2015 shares issuable			10,000	10	(10)					—
Stock Subscription Receivable			—	—	—				(10,000)	(10,000)
Options issued for consulting services			—	—	77,946					77,946
Net loss		—	—	—	—	(819,015)		—		(819,015)
Balance - December 31, 2016	200,000	$200	20,080,327	20,080	$28,410,437	$(29,730,893)	$—	$—	$(10,000)	$(1,310,176)

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of December 31, 2016 and December 31, 2015, the Company had 400,000,000 shares of authorized common stock.

Eco Tek 360, Inc., during the fourth quarter, 2013, the Company changed its business plan to engage in future manufacturing and global distribution of ladies apparel. Trident Merchant Group, Inc. is a wholly owned subsidiary which provided "value added" strategic advisory services. Trident has since ceased operations in order to concentrate on the opportunities related to rejuvenating fibers and repurposing them into finished products.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. The Company has had no operations to date and is in the process assessing when there may be a potential roll out of the EMME Activewear Collection.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $29,730,893 and $28,911,878 as of December 31, 2016 and 2015, respectively, which include losses of $819,015 and $19,132,725 for the years ended December 31, 2016 and 2015, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, Trident Merchant Group, Inc., Leading Edge Fashion, LLC which is 51% owned, and Pure361, LLC which is 51% owned.  All significant intercompany accounts and transactions have been eliminated.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not that such deferred tax asset will be unable to be utilized.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2005 through 2016.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of December 31, 2016 and 2015.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

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

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accrued compensation, accounts payable and other liabilities, accrued interest payable, and short-term portion of notes payable approximate fair value because of the short-term nature of these items.

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2016 or 2015 the Company had no amounts in excess of the FDIC limit.

Recently Issued Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU's.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead recognize the change in fair value in net income. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We do not anticipate adoption to have a material impact to our consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be applied on a modified retrospective basis. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. We do not anticipate this change having any impact on our financial statements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2016-09 requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard also permits an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We do not anticipate a material impact to our consolidated results of operations based upon equity events.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2016 that had, or are expected to have, a material impact on our financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred").  The number of authorized shares totals 1,000,000 and the par value is $.001 per share.  The Class B Preferred shareholders vote together with the common stock as a single class.  The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share.  The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company.  The Class B Preferred stockholders are entitled to receive non-cumulative dividends at the rate of 8% per annum, and are accrued daily.  The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control.  In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

During the fourth quarter, 2011, 200,000 shares of the Series B Preferred Stock were issued to a related party for reimbursement of $7,500 of legal and accounting fees paid on behalf of the Company.

Common Stock

As of December 31, 2016 and December 31, 2015, the Company had 19,209,161 and 17,537,660 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of December 31, 2016 and 2015, the Company had 871,666 and 1,377,667 shares of common stock issuable, respectively. The common stock subscriptions outstanding at December 31, 2014 of $791,319 relating to 87,655 issuable shares had been converted as of December 31, 2014.  This amount has been reclassified to additional paid-in-capital as of December 31, 2015.

The Company along with two of its former subsidiaries entered into a settlement agreement with R.R. Donnelly & Sons Company ("Donnelly") on June 6, 2007.  The settlement agreement provided for the Company to issue a Secured Promissory Note to Donnelly in the principal amount of $601,048, with an interest rate of 9% per annum and required monthly payments of $43,577.  The loan was secured by a first security lien in all of the Company's assets.  The Company subsequently defaulted on the note and Donnelly obtained judgment against the Company in the amount of $601,048.  The note along with the judgement, was subsequently sold to a Director of the Company.  On March 31, 2013 the Company's Board of Directors along with the director, issued a "Moratorium on Accrued Interest" agreeing that interest would cease at March 31, 2013 and that all past due accrued interest would be added to the principal portion of the note.  On March 1, 2015 the principal and accrued interest in the amount of $931,306 was converted into 6,062,154 shares of common stock which was valued at $9,396,338.  The Company recorded $8,465,034 of debt extinguishment cost. The outstanding balance of the note at December 31, 2016 and 2015 was $0 and $0, respectively.

In April 2015, the Company issued 1,211,248 shares of common stock to a director as a participation fee for past services.  The common stock was valued at $1.25 per share for a total value of $ 1,514,060.

In April 2015, the Company agreed to issue 2,500,000 shares of common stock valued at $1.25 per share, amounting to $3,125,000, to the president of the Company and to the principal financial officer and director of the Company in full settlement of $340,000 of accrued salaries.  The Company recorded an extinguishment of debt cost–related party for $2,785,000.  300,000 shares of the total remain to be issued as of December 31, 2016, and 2015.

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

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In January through June of 2015, 766,000 shares of common stock were issued for $169,000 in cash.  40,000 of these shares were issued for $0.25 per share with the Company having a remaining outstanding subscription receivable for $10,000 at December 31, 2016, and 2015.

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

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model.  The expense related to this stock option for the year ended December 31, 2016 was $77,946.

The following assumptions were used for the warrants granted in March 2016 are as follows:

Year Ended December 31, 2016

Expected term at issuance	2 years
Expected average volatility	70.71% to 141.42%
Expected dividend yield	—
Risk-free interest rate	.70%– 1.64%

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The following table summarizes information relating to outstanding and exercisable stock warrants as of December 31, 2016:

Warrants Outstanding			Warrants Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
275,000	1.053	$0.59	275,000	$0.59

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the three month period ended March 31, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 secured note.  $150,000 was amortized as of September 2016, and $50,000 is being amortized for the period ended August 31, 2017. The unamortized portion as of December 31, 2016 was $21,622.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of December 31, 2016.

In April 2016, the Company issued 5,000 shares of common stock valued at $0.55 per share for $2,750 of consulting services.

As of December 31, 2014, the Company owed $785,764 to trade creditors of Leading Edge Fashion LLC, a discontinued operation which was controlled by the Company.  The Company paid the outstanding obligations on July 1, 2016 by agreeing to issue as full consideration for the amount owed the trade creditors.  The 600,000 shares of common stock were issued, at a value of $0.25 per share for a total of $150,000 during the year ended December 31, 2016. The Company recorded a gain of $635,764 which is reflected in discontinued operations.

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

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

On November 25, 2014, the Company issued a secured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. The note is secured by finished goods inventory consisting of active apparel, fabric inventory consisting of uncut fabrics intended for use in production of apparel, work in progress of apparel in various stages of completion, and office assets including all furniture, fixtures, and equipment.  On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $122,333 and $110,000 as of December 31, 2016, and 2015.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee is amortized over the period of the extension.

Unsecured Notes Payable

The Company had an unsecured note payable in the original principal amount of $67,057.  This note was issued to a vendor on August 23, 2007.  The note accrued interest at the rate of 10% per annum and required monthly payments of $4,500 with final payment due on July 15, 2008.  The Company made no payments under this note and the note had been in default.  The statute of limitations for the holders of this note to initiate litigation has expired, and therefore the note and the related accrued interest totaling $123,672 was written off and recorded as income from debt extinguishment.  The balance of this note plus accrued interest totals $0 at December 31, 2015 and 2016.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment.

On December 12, 2016, the Company issued an unsecured promissory note to an investor in the amount of $7,200. The note bears interest at 5% and matures on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. Subsequent to December 31, 2016, the investor paid the remaining $5,000 related to the promissory note. The balance of this note plus accrued interest totals $2,206 as of December 31, 2016.

Convertible Notes Payable

The Company issued an 8% unsecured convertible note payable in the amount of $250,000 in 2005.  The conversion feature had expired and the note was in default.  The statute of limitations for the holders of this note to initiate litigation expired, and therefore the note and its related accrued interest totaling $450,115 have been written off and recorded as income from debt extinguishment. The balance of the principal and interest is $0 as of December 31, 2015.

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The fair value of these warrants was approximately $3,909 as of December 31, 2016 and was calculated using the Black-Scholes-Merton model. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals $55,500 and $52,312 at December 31, 2016 and December 31, 2015, respectively.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

During the year ended December 31, 2012 the Company and certain holders agreed to convert the notes payable and related accrued interest totaling $791,319 into 89,000 shares of the Company's common stock.  The above balance was reflected as stock subscriptions received but not issued as of December 31, 2014 and reclassified to additional paid in capital as of December 31, 2015, and still remain issuable as of December 31, 2016.

During 2016, the Company received $50,000, $15,000, and $19,900 and issued a promissory note with a related party. Interest accrues at 5% per annum. Interest accrued on these amounts as of December 31, 2016, was $663. The note matures on June 30, 2017, or earlier in the event of default.

NOTE 5 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  On December 31 2013 and 2012, the Company has no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2016, and will expire in the years 2026 through 2036.

At December 31, 2016 and 2015, deferred tax assets consisted of the following:

	2016	2015

Allowance for doubtful accounts	$—	$—
Accrued expenses	—	—
Current deferred tax asset	—	—

Intangible and fixed assets	—	—
NOL carryforward	4,657,000	4,525,000
Long-term deferred tax asset	4,657,000	4,525,000

Total deferred tax asset	4,657,000	4,525,000
Less valuation allowance	(4,657,000)	(4,525,000)

Net deferred tax asset	$—	$—

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% for December 31, 2016 and 2015 as follows:

	2016	2015
Income tax benefit (federal and state)	$(278,000)	$(6,468,000)
Non-deductible items	146,000	5,443,000
State and other benefits included in valuation	—	—
Change in valuation allowance	132,000	1,025,000
Income tax benefit	—	—

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 6 – LUMINX HOLDINGS, INC.

During the year ended December 31, 2011, the Company acquired a 1.7% ownership of Direct LED, Inc. (formerly LuminX, Inc.) in exchange for consulting services.  The Company has not assigned a value to the investment at December 31, 2016 and 2015 due to the lack of marketability of the minority interest and the company is still in its start-up.  Direct LED, Inc. filed its S-1 Registration Statement with the Securities and Exchange Commission on July 18, 2012 which became effective on January 23, 2013.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

As of December 31, 2016 and December 31, 2015, $870,045 of current liabilities from discontinued operations includes $0 and $785,764 loan payable, respectively, and $84,281 accounts payable.  The loan payable was converted to common stock in July 2016, which resulted in a gain on the extinguishment of debt related to discontinued operations in the amount of $635,764.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2016 the Company was advanced $88,300 from the president of the Company. The president was repaid $164,885. The president was owed $39,048 and $115,633 at December 31, 2016 and 2015, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. The loans bear interest at 5% per annum and mature on June 30, 2017. The balance of these loans plus accrued interest was $289,741 and $0 at December 31, 2016 and 2015, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company will design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $100,000 and $50,000 for December 31, 2016, and 2015, respectively.

The additional minimum royalties are as follows:

Year
2017	150,000
2018	250,000
2019	250,000
Total	$650,000

The license agreement is renewable for five consecutive one year terms commencing on January 1, 2020 if the Company reaches seventy percent of its projected sales by September 30 of the previous year.

As of January 18, 2016, the Company is a party to one pending litigation matter entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate out of those premises and has never signed any leases or other documents with the plaintiff. Consequently, management believes there to be no legitimate cause of action against the Company. However, the Company is attempting to resolve the matter due to the relatively small amount in controversy. The unpaid rent being sought by the plaintiff is $26,595.

As of January 18, 2016, the Company has been named as a defendant in the matter of Patrick Kalashyan v. Avani Holdings, LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff to recover monies owed on a September 23, 2011 settlement agreement signed between the Plaintiff and Avani Holdings, LLC.  The Company is not party to this agreement and never completed purchase of Avani Holdings, LLC.  Consequently, management believes there is no legitimate cause of action against the Company.  The amount being sought by the plaintiff is $150,000 plus interest. This case was subsequently dismissed by the plaintiff.

The Company has been named as a defendant in the matter of Patricia Witthuhn v. Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to collect wages allegedly due pursuant to her employment with Avani Holdings LLC. The Company never hired Ms. Witthuhn and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, due to cash flow constraints, the Company is unable to hire outside counsel for this litigation. The amount being sought by the plaintiff is approximately $15,000.

The Company has been named as a defendant in the matter of William Corso v. Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to collect wages allegedly due pursuant to his employment with Avani Holdings LLC. The Company never hired Mr. Corso and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, due to cash flow constraints, the Company is unable to hire outside counsel for this litigation. The amount being sought by the plaintiff is approximately $40,000.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 10 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	December 31,
	2016	2015
Warrants	275,000	25,000
Options	-	-
Convertible notes payable, including accrued interest	50,000	50,000
Contingently issuable shares	-	-
	275,000	25,000

NOTE 11 – SUBSEQUENT EVENTS

On December 12, 2016, the Company issued an unsecured promissory note to an investor in the amount of $7,200. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor paid the remaining $5,000 related to the promissory note.

On January 27, February 14, and March 15, 2017 the Company received $20,000, $82,500, and $50,000 in relation to convertible promissory from a related party. Per the terms of the promissory note, the balance is convertible to common shares at $.375 per share.

On February 14, 2017, the Company received $8,150 in relation to a convertible promissory note with a related party. The loan bears interest at 5% per annum.

March 16, 2017, the Company received $5,000 in relation to a promissory note. The note bears interest at 6% and is convertible to common shares at $.50 per share.

On March 16, 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months.

The following options to purchase shares of the Company’s common stock were granted to certain members of the board of directors and its outside counsel in 2017:

1,500,000 options at the market close price on December 31, 2016 exercisable for a period of ten years.

100,000 options @ 0.0001 cents per share and 100,000 three-year common stock options exercisable at $1.50 per share. In addition, this individual will receive up to ten incentive stock option awards based on meeting certain future sales and income targets.

250,000 options @ 0.01 cents per share and 100,000 options exercisable at $0.50 per share for a period of two years.

250,000 options @ $0.50 per share for a period of five years. In addition, this individual will receive up to ten incentive stock option awards based on meeting certain future sales and income targets.

125,000 options @ $0.50 per share for a period of five years.

125,000 options @ $1.50 per share for a period of five years.