Form 10-Q
period 2017-03-31
ECO TEK 360 INC
filed 2017-05-12
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

-----------------

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

SEC 1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐Yes ☐No

2

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2017, there were 19,238,877 shares of the Issuer’s common stock issued and outstanding.

3

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,230	$36,208
Prepaid interest and deposits	31,847	21,622
Loan and interest receivable	20,041	—
Total Current Assets	53,118	57,830

Property and equipment, net	1,778	1,873
TOTAL ASSETS	54,896	59,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$450,371	$338,520
Accrued compensation	476,250	413,250
Secured note and accrued interest payable	—	122,333
Unsecured notes and accrued interest payable	163,608	27,206
Convertible notes and accrued interest - related party	56,500	55,500
Advances from related parties	—	39,048
Related party loans and accrued interest	453,851	289,741
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,684,861	1,369,879

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 19,238,877 and 19,209,161 shares issued
and outstanding, 871,166 and 871,166 issuable as of March 31, 2017 and December 31, 2016, respectively	20,110	20,080
Additional paid-in capital	28,906,903	28,410,437
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(30,547,178)	(29,730,893)
Total Eco Tek 360, Inc. stockholders' deficit	(1,629,965)	(1,310,176)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,896	$59,703

*Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	303,193	80,211
Consulting fees share expense	8,915	314,172
Stock based compensation	487,581	50,000
Total Operating Expenses	799,689	444,383

LOSS FROM OPERATIONS	(799,689)	(444,383)

OTHER EXPENSE
Interest expense and financing costs	12,158	3,500
Interest expense - related parties	4,438	—
Total other expense	16,596	3,500

Loss from continuing operations	(816,285)	(447,883)

Discontinued operations	—	—
Net loss before income taxes	(816,285)	(447,883)

Provision for income taxes	—	—

NET LOSS	$(816,285)	$(447,883)

Net loss per share from continuing operations	$(0.04)	$(0.03)
Net loss per share from discontinued operations	$—	$—
Net loss per share	$(0.04)	$(0.03)

Weighted average common shares outstanding	19,224,349	17,635,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(816,285)	$(447,883)
Loss from continuing operations	(816,285)	(447,883)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	95	—
Amortization of debt discount	8,108	—
Stock based compensation expense	487,581	50,000
Stock issued for services	8,915	314,172
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	174,851	64,500
Accrued interest	8,529	—
Prepaid interest and deposits	(18,333)	—
Loans and interest receivable	(20,041)	—
Net cash used in operating activities	(166,580)	(19,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	160,650	—
Proceeds from unsecured notes	10,000	—
Repayment of related party advance	(39,048)	(11,058)
Net cash provided by financing activities	131,602	(11,058)

DISCONTINUED ACTIVITIES:
Net cash used in operating activities	—	—
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash flows used in discontinued activities	—	—

Net decrease in cash and cash equivalents	(34,978)	(30,269)
Cash and cash equivalents - beginning of period	36,208	32,989
Cash and cash equivalents - end of period	$1,230	$2,720

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of March 31, 2017 and December 31, 2016 and 2015, the Company had 400,000,000 shares of authorized common stock.

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

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. PFI has had no operations to date.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K filed on March 31, 2017 for the years ended December 31, 2016 and 2015.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,547,178 and $29,730,893 as of March 31, 2017 and December 31, 2016, respectively, which include losses of $816,285 and $447,883 for the three months ended March 31, 2017 and 2016, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Prepaid interest and deposits

Prepaid interest and deposits consist of debt discounts, and amounts paid for deposits on property, plant and equipment. Prepaid interest is amortized over the life of the related liability.

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

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of March 31, 2017 or December 31, 2016.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of common stock and options issued as stock based compensation.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At March 31, 2017, and December 31, 2016, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of March 31, 2017 and December 31, 2016, the Company had 19,238,877 and 19,209,161 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of March 31, 2017, and December 31, 2016, the Company had 871,666 and 871,666 shares of common stock issuable, respectively.

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

The following assumptions were used for the warrants granted in March 2016 are as follows:

Expected term at issuance	2 years
Expected average volatility	70.71% to 141.42%
Expected dividend yield	-
Risk-free interest rate	.70%– 1.64%

The following table summarizes information relating to outstanding and exercisable stock warrants as of March 31, 2017:

Warrants Outstanding			Warrants Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
275,000.803		$0.59	275,000	$0.59

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the three month period ended March 31, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 secured note.  $150,000 was amortized as of September 2016, and $50,000 is being amortized for the period ended August 31, 2017. The unamortized portion as of March 31, 2017 and December 31, 2016 was $13,514 and $21,622, respectively.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of March 31, 2017.

During the three months ended March 31, 2017, the Company issued 29,716 common stock valued at $.30 per share for $8,885 of consulting services.

Stock Options

In the three months ended March 31, 2017, the Company issued 2,550,000 stock options to consultants, employees, and management. All of the options vested immediately. The fair value of these options was calculated using the Black-Scholes-Merton model.  The expense related to this stock option for the three months ended March 31, 2017 was $487,581.

The following assumptions were used for the options granted in the period ended March 31, 2017 are as follows:

At March 31, 2017
Fair values	$0.17 - $0.44
Exercise price	$0.001-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	-
Risk-free interest rate	1.23%– 2.45%

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matures on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,288 as of March 31, 2017.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,009 as of March 31, 2017.

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The fair value of these warrants was approximately $3,909 as of December 31, 2016 and was calculated using the Black-Scholes-Merton model. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $56,500 and $55,500 at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – DISCONTINUED OPERATIONS

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

As of December 31, 2016 and December 31, 2015, $870,045 of current liabilities from discontinued operations includes $0 and $785,764 loan payable, respectively, and $84,281 accounts payable.  The loan payable was converted to common stock in July 2016, which resulted in a gain on the extinguishment of debt related to discontinued operations in the amount of $635,764. The accounts payable related to discontinued operations was $84,281 as of March 31, 2017.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, the Company repaid advances from related parties in the amount of $39,048. The President was owed $0 and $39,048 March 31, 2017 and December 31, 2016, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the three months ended March 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and mature on June 30, 2017 and September 30, 2017. The balance of these loans plus accrued interest was $453,851 and $289,741 at March 31, 2017 and December 31, 2016, respectively.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $38,500 for the three months ended March 31, 2017.

The additional minimum royalties are as follows:

Year
2017	112,500
2018	250,000
2019	250,000
Total	$612,500

The license agreement is renewable for five consecutive one year terms commencing on January 1, 2020 if certain sales targets of the previous year are attained.

As of the date of this filing, the Company is a party to three pending litigation matters.

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent.  ECTX does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff.  A judgment of eviction was entered, but ECTX does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction.  The plaintiff is also seeking unpaid rent in the amount of $26,595.

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

NOTE 8 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	March 31,	December 31,
	2017	2016
Warrants	275,000	275,000
Options	2,550,000	-
Convertible notes payable, including accrued interest	50,000	50,000
Contingently issuable shares	-	-
	2,875,000	325,000

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and noted no subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2016. Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company Overview

Eco Tek 360 Inc. (“ECTX”, ‘We” or the “Company”) is a development stage rejuvenation technology company which will be offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

The Women’s Apparel Segment

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME®. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection. The Company created a new wholly-owned subsidiary, Progressive Fashions Inc. in February 2016 for the purpose of desgining, producing and marketing the EMME® Activewear Collection.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2017, our current assets were $53,118 as compared to $57,830 in current assets as of December 31, 2016.

As of March 31, 2017, our current liabilities were $1,684,861 as compared to $1,369,879 in current liabilities as of December 31, 2016. This change in the Company’s financial condition was primarily related to an increase in accounts payable of $111,851, increase in accrued compensation of $63,000, and an increase in related party loans and accrued interest of $164,110, offset by a decrease in advances from related party of $39,048.

Net cash used in operating activities for the three months ended March 31, 2017 was $166,580 compared to net cash used in operating activities for the three month period ended March 31, 2016 of $19,211. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the three months ended March 31, 2017 include depreciation of $95, amortization of debt discount of $8,108, stock based compensation of $487,581, and stock issued for services of $8,915. In addition, changes in operating assets and liabilities provided $174,851 from accounts payable and accrued expenses, and $8,529 from accrued interest, offset by prepaid interest and deposits that used $18,333, and loans and interest receivable that used $20,041 of cash.

There were no cash flows used in investing activities for the periods ended March 31, 2017 and 2016.

Net cash provided by financing activities of $131,602 for the three month period ended March 31, 2017 was due to related party loans of $160,650, proceeds from unsecured notes of $10,000, offset by repayment of related party advance of $39,048. During the three months ended March 31, 2016, $11,058 was used in the repayment of related party advances.

We are currently dependent upon receiving loans from our shareholders. We expect to raise additional capital to continue moving the Company towards profitability.

The Company does not currently have any substantial revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability.

Results of Operations for the three months ended March 31, 2017 and 2016

The Company experienced a net loss of $816,285 in the three months ended March 31, 2017 compared to net loss of $447,883 in the three months ended March 31, 2016.

Net loss for the three months ended March 31, 2017 consisted of operating expenses of $799,689 that consisted of general and administrative expenses of $303,193, consulting fees share expense of $8,915, and stock based compensation of $487,581.

The increase in operating expenses of $355,306 was primarily due to an increase in stock based compensation of $437,581 and an increase in general and administrative expense of $222,982, offset by a decrease in consulting fees share expense of $305,257.

Interest expense and financing costs were $12,158 and $3,500 for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, $4,438 and $0 of interest expense – related parties were incurred, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

 As of the date of this filing, the Company is a party to three pending litigation matters.

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent.  ECTX does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff.  A judgment of eviction was entered, but ECTX does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction.  The plaintiff is also seeking unpaid rent in the amount of $26,595.

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

The Company issued 29,716 shares of its common stock in the first quarter of 2017.

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

The Company is in default with respect to a note issued to a related party that matured on August 16, 2016. The balance of this note plus accrued interest totaled $56,500 as of March 31, 2017.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

For the period covered by this Form 10-Q, there was no information required to be disclosed in a report on Form 8-K that was not reported. In addition, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.	Exhibits.

Exhibit	Description
3.1(i)	Articles of Incorporation*
32.(ii)	By-Laws**
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.***
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.***
32.1	Section 1350 Certification of the Principal Executive Officer.***
32.2	Section 1350 Certification of the Principal Financial Officer.***
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.****

*	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005
**	Incorporated by reference to Form 8-K filed with the Commission on February 22, 2017
***	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
****	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO TEK 360, INC.

	By:	/s/ Christopher Giordano
Christopher Giordano
Date: May 12, 2017		President, Director and Principal Executive Officer

ECO TEK 360, INC.

	By:	/s/ Paul Serbiak
Paul Serbiak
Date: May 12, 2017		CEO, Treasurer, Director and Principal Financial Officer

