Form 10-Q
period 2017-06-30
ECO TEK 360 INC
filed 2017-08-18
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2017
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-52047
ECO TEK 360 INC.
(Exact name of registrant as specified in its charter)
Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
50 Division Street, Suite 501, Somerville, New Jersey	08876
(Address of principal executive offices)	(Zip Code)
(973) 291-8900
(Registrant’s telephone number, including area code)
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
[X] YES	[ ] NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]	YES	[ ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
19,238,877 common shares issued and outstanding as of June 30, 2017.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	Unaudited	*
ASSETS
Current Assets
Cash and cash equivalents	$—	$36,208
Prepaid interest and deposits	21,239	21,622
Loan and interest receivable	20,290	—
Total Current Assets	41,529	57,830

Property and equipment, net	1,683	1,873
TOTAL ASSETS	$43,212	$59,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	$274	$—
Accounts payable and accrued liabilities	479,568	338,520
Accrued compensation	476,250	413,250
Unsecured notes and accrued interest payable	165,770	149,539
Convertible notes and accrued interest - related party	57,500	55,500
Advances from related parties	18,380	39,048
Related party loans and accrued interest	218,677	289,741
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,500,700	1,369,879

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 19,238,877 and 19,209,161 shares issued
and outstanding, 1,451,166 and 871,166 issuable as of June 30, 2017 and December 31, 2016, respectively	20,690	20,080
Additional paid-in capital	29,021,757	28,410,437
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(30,490,135)	(29,730,893)
Stockholders' deficit	(1,457,488)	(1,310,176)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,212	$59,703

*Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	51,677	63,956	354,870	144,167
Consulting fees share expense	—	24,008	8,915	338,180
Stock based compensation	5,234	—	492,815	50,000
Gain on extinguishment of debt - related party	(130,859)	—	(130,859)	—
Total Operating Expenses	(73,948)	87,964	725,741	532,347

PROFIT (LOSS) FROM OPERATIONS	73,948	(87,964)	(725,741)	(532,347)

OTHER EXPENSE
Interest expense and financing costs	11,999	62,266	24,157	65,766
Interest expense - related parties	4,906	—	9,344	—
Total other expense	16,905	62,266	33,501	65,766

Profit (loss) from continuing operations	57,043	(150,230)	(759,242)	(598,113)
Discontinued operations	—	—	—	—
Provision for income taxes	—	—	—	—

NET PROFIT (LOSS)	$57,043	$(150,230)	$(759,242)	$(598,113)

Net profit (loss) per share from continuing operations	$0.00	$(0.01)	$(0.04)	$(0.03)
Net profit (loss) per share	$0.00	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares outstanding	19,238,877	19,201,908	19,231,778	18,418,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(759,242)	$(598,113)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment - related party	(130,859)	—
Depreciation	190	—
Amortization of debt discount	8,108	—
Stock based compensation expense	492,815	50,000
Stock issued for services	8,915	338,180
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	204,049	50,043
Accrued interest	17,575	137,766
Prepaid interest and deposits	(7,725)	—
Net cash used in operating activities	(166,174)	(22,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and interest receivable	(20,290)	—
Net cash used in investing activities	(20,290)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	160,650	—
Proceeds from unsecured notes	10,000	—
Repayment of related party advance	(20,668)	(10,865)
Net cash provided by (used in) financing activities	149,982	(10,865)
Discontinued activities	—	—
Net decrease in cash and cash equivalents	(36,482)	(32,989)
Cash and cash equivalents - beginning of period	36,208	32,989
Cash and cash equivalents - end of period	$(274)	$—

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ECO TEK 360, INC.

(f/k/a Global Fashion Technologies, Inc. and Subsidiaries)

(f/k/a Premiere Opportunities Group, Inc. and Subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of June 30, 2017 and December 31, 2016, the Company had 400,000,000 shares of authorized common stock.

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

Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K filed on March 31, 2017 for the years ended December 31, 2016 and 2015.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,490,135 and $29,730,893 as of June 30, 2017 and December 31, 2016, respectively, which include losses of $759,242 and $598,113 for the six months ended June 30, 2017 and 2016, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of June 30, 2017 or June 30, 2016.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At June 30, 2017, and December 31, 2016, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of June 30, 2017 and December 31, 2016, the Company had 19,238,877 and 19,209,161 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of June 30, 2017, and December 31, 2016, the Company had 1,451,666 and 871,666 shares of common stock issuable, respectively.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model. During the six months ended June 30, 2017, and 2016, $0 and $35,428 was expensed, respectively.

The following assumptions were used for the warrants granted in March 2016 are as follows:

Expected term at issuance	2 years
Expected average volatility	70.71% to 141.42%
Expected dividend yield	-
Risk-free interest rate	.70%– 1.64%

The following table summarizes information relating to outstanding and exercisable stock warrants as of June 30, 2017:

Warrants Outstanding			Warrants Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares
275,000	.621	$0.59	275,000

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the six month period ended June 30, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 note.  $150,000 was amortized as of September 2016, and $50,000 is being amortized for the period ended August 31, 2017. The unamortized portion as of June 30, 2017 and December 31, 2016 was $5,405 and $21,622, respectively. Amortization expense for the six months ended June 30, 2017, and 2016, was $16,216 and $5,406, respectively.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of June 30, 2017.

During the six months ended June 30, 2017, the Company issued 29,716 common stock valued at $.30 per share for $8,885 of consulting services.

On February 14, 2017, the Chief Technical Officer resigned. On June 8, 2017, the Company authorized the cancellation of 500,000 shares held by the Chief Technical Officer. Subsequent to June 30, 2017, the shares were voluntarily returned, and will be cancelled by the Company.

Stock Options

In the six months ended June 30, 2017 the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the six months ended June 30, 2017 was $341,327.

The following assumptions were used for the options granted in the period ended June 30, 2017 are as follows:

At June 30, 2017
Fair values	$0.17 - $0.45
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	—
Risk-free interest rate	1.23%– 2.45%

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $128,333 and $122,333 as of June 30, 2017, and December 31, 2016.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee is amortized over the period of the extension. During the six months ended June 30, 2017, and June 30, 2016, the amortization expense on the extension fees were $16,216, and $50,000, respectively.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,378 as of June 30, 2017.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,059 as of June 30, 2017.

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The fair value of these warrants was approximately $3,909 as of December 31, 2016 and was calculated using the Black-Scholes-Merton model. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $57,500 and $55,500 at June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, and December 31, 2016 current liabilities from discontinued operations includes $84,281 accounts payable. In July 2016, a loan payable from discontinued operations was converted to common stock, which resulted in a gain on the extinguishment of debt related to discontinued operations in the amount of $635,764.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company repaid advances from related parties in the amount of $20,668. The President was owed $18,380 and $39,048 at June 30, 2017 and December 31, 2016, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the six months ended June 30, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and mature on June 30, 2017 and September 30, 2017. During the six months ended June 30, 2017, $237,400 of the notes and interest was converted at approximately $0.40 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859. The balance of these loans plus accrued interest was $218,677 and $289,741 at June 30, 2017 and December 31, 2016, respectively.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $38,500 for the six months ended June 30, 2017. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is scheduled to make twelve repayments totaling of $37,500 to resolve all amounts outstanding.

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

Potentially dilutive securities were comprised of the following:

	June 30,	December 31,
	2017	2016
Warrants	275,000	275,000
Options	2,650,000	—
Convertible notes payable, including accrued interest	50,000	50,000
Contingently issuable shares	—	—
	2,975,000	325,000

NOTE 9 – RECLASSIFICATION

For comparability purposes, certain figures for 2016 have been reclassified where appropriate to conform with the financial statement presentation used in 2017. These reclassifications had no effect on the reported net loss.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and noted no subsequent events to disclose.

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Cheetah Enterprises, Inc. a Nevada corporation, and our wholly-owned subsidiary Progressive Fashions Inc., and our majority-owned subsidiary Pure361, LLC, unless otherwise indicated.

Corporate Overview

 Eco Tek 360, Inc. was incorporated in the State of Nevada on March 25, 2005 under the name "Premier Publishing Group, Inc." our fiscal year end is December 31. Our company's administrative address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our telephone number is (973) 291-8900.

We are a development stage rejuvenation technology company which will be offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets.

Business of the Company

We are a development stage fiber rejuvenation technology company which will be offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel. In addition, we will also be offering branded apparel into both online and brick and mortar environments. This will initially be through a license we signed with EMME®, a former Ford Supermodel, for the purposes of marketing and manufacturing the EMME® brand of Activewear to the vastly under-served curvy/plus size market.

The Women’s Apparel Segment

On March 15, 2015 we entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME®. Under this licensing agreement we had the right to design, produce and market the EMME® Activewear Collection. We created a new wholly-owned subsidiary, Progressive Fashions Inc. in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection.  As of June 30, 2017, the Company has reached an agreement to end the terms of agreement for the segment with True Beauty, LLC.

The Rejuvenated Uniform Segment

In April 2015, we entered into a joint venture and license agreement with Pure Systems International, Ltd. to produce and market garments and other accessories for the commercial uniform marketplace and other market verticals by utilizing Pure Systems International, Ltd.’s patented processes to up-cycle pre-consumer textile waste into reusable fiber of equal or better quality than the original fabric (the “Rejuvenated Fiber”).

In May of 2015, we created a new limited liability company, Pure361, LLC (“Pure361”) of which our company owns 51% and Pure Systems International, Ltd. owns 49%. Pure361 has the exclusive licensee to use Pure System International Ltd.’s patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals.

The Rejuvenated Cardboard Segment

In conjunction with its focus on rejuvenated technologies, our company is exploring the possibility of also manufacturing a rejuvenated cardboard product, and is in the early stages of exploring this potential opportunity.

Trident Merchant Group, Inc.

Trident Merchant Group, Inc. is an operating subsidiary which is a “value added” strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of its client company’s balance sheet and going public process.

Results of Operations

The following table provides selected financial data about our company for the period ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017	December 31, 2016	Change	%
Cash and cash equivalents	$(274)	$36,208	$(36,482)	-101%
Prepaid interest and deposits	$21,239	$21,622	$(383)	-2%
Loan and interest receivable	$20,290	$-	$20,290	100%
Property and equipment	$1,683	$1,873	$(190)	-10%
Total Assets	$43,212	$59,703	$(16,491)	-28%
Total Liabilities	$1,500,700	$1,369,879	$130,547	10%
Stockholders’ Equity	$(1,457,488)	$(1,310,176)	$(147,312)	11%

 The following summary of our results of operations, for the three and six months ended June 30, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

 Three months ending June 30, 2017 compared to three months ending June 30, 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	51,677	63,956	(12,279)	-19%
Consulting fees share expense	-	24,008	(24,008)	100%

Stock based compensation	5,234	-	5,234	100%
Gain on extinguishment of debt – related party	(130,859)	-	(130,859)	100%
Total Operating Expenses	$(73,948)	$87,764	$161,912	184%

For the three months ended June 30, 2017 we had revenue of $0 compared to revenue of $0 for the three months ended June 30, 2016.

For the three months ended June 30, 2017, we incurred $51,677 in general and administrative expenses, $5,234 in stock based compensation, and a gain on extinguishment of debt – related party of $130,859. During the three months ended June 30, 2017, other expenses included interest and financing costs of $11,999, and interest expense – related parties of $4,906, resulting in a net profit of $57,043. For the three months ended June 30, 2016, we incurred $63,956 in general and administrative expenses and $24,008 in consulting fees, and $62,266 interest expense and financing costs included in other expenses, resulting in a net loss of $150,230. The decrease in general and administrative costs of $12,279 was primarily due to a decrease in legal fees and salary expenses. The decrease in consulting fees share expense of $24,008 was due to consulting fees paid with shares and options for the six months ended June 30, 2016, that did not reoccur. Stock based compensation increased by $5,234 for the six months ended June 30, 2017, due to options granted to four consultants. Gain on extinguishment of debt – related party resulted from a conversion of debt in the amount of $237,400 in exchange for 580,000 shares of the Company’s common stock and resulted in the gain of $130,859.

Six months ending June 30, 2017 compared to Six months ending June 30, 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	354,870	144,167	210,703	146%
Consulting Fees share expense	8,915	338,180	(329,265)	-97%
Stocked based compensation	492,815	50,000	442,815	886%
Gain on extinguishment of debt – related party	(130,859)	-	(130,859)	100%
Total Operating Expenses	$725,741	$532,347	$193,394	36%

For the six months ended June 30, 2017 we had revenue of $0 compared to revenue of $0 for the six months ended June 30, 2016.

For the six months ended June 30, 2017, we incurred $354,870 in general and administrative expenses, $8,915 in consulting fee share expense, $492,815 in stock based compensation, and a gain on extinguishment of debt – related party of $130,859. During the six months ended June 30, 2017, other expenses included interest and financing costs of $24,157, and interest expense – related parties of $9,344. For the six months ended June 30, 2016, we incurred $144,167 in general and administrative expenses and $338,180 in consulting fees share expense, $50,000 in stock based compensation, and $65,766 interest expense and financing costs included in other expenses, resulting in an operating and net loss of $598,113. The professional fees were primarily related to our ongoing regulatory requirements. The increase in general and administrative costs of $210,703 was primarily due to increases in professional fees in order to assist the Company in becoming current with the required filings with the Securities and Exchange Commissions.

The decrease in consulting fees share expense of $329,265 was primarily due to consulting fees paid with shares and options for the six months ended June 30, 2016, that did not reoccur. Stock based compensation increased by $442,815 for the six months ended June 30, 2017, primarily due to options granted to employees and management.

Gain on extinguishment of debt – related party resulted from a conversion of debt in the amount of $237,400 in exchange for 580,000 shares of the Company’s common stock and resulted in the gain of $130,859.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2017 and December 31, 2016, respectively.

Working Capital

	June 30, 2017	December 31, 2016	Change	%
Current Assets	$41,529	$57,830	$(16,301)	-28%
Current Liabilities	$1,500,700	$1,369,879	$130,547	10%
Working Capital	$(1,459,171)	$(1,312,049)	$(147,122)	-11%

Cash Flows

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows used in Operating Activities	$(166,174)	$(22,124)
Cash Flows from Investing Activities	(20,290)	-
Cash Flows from Financing Activities	149,982	(10,865)
Net Decrease in Cash During Period	$(36,482)	$(32,989)

As at June 30, 2017 our company’s cash balance was $-274 and total assets were $43,212. As at December 31, 2016, our company’s cash balance was $36,208 and total assets were $59,703.

As at June 30, 2017, our company had total liabilities of $1,500,700, compared with total liabilities of $1,369,879 as at December 31, 2016.

As at June 30, 2017, our company had working capital deficiency of $1,459,171 compared with working capital deficiency of $1,312,049 as at December 31, 2016. The decrease in working capital deficiency was primarily attributed primarily to an increase in accounts payable and accrued liabilities of $141,048.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our company used $166,174 in cash from operating activities, compared to $22,124 cash used in operating activities during the six months ended June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017 was attributed to a net loss of $759,242, a gain on extinguishment of debt of $130,859, depreciation of $190, amortization of debt discount of $8,108, stock based compensation expense of $492,815, and stock issued for services of $8,915. In addition, changes in operating assets and liabilities were $204,049 from accounts payable and accrued expenses, $17,575 of accrued interest, offset by $7,725 of prepaid interest and deposits.

Cash Flow from Investing Activities

During the six months ended June 30, 2017, the Company used $20,290 in investing activities from loans and interest receivable.

The company did not use any funds for investing activities in the six months ended June 30, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $149,982 for the six months ended June 30, 2017, consisting of related party loans of $160,650, proceeds from unsecured notes of $10,000, offset by repayment of related party advances of $20,668, compared to net cash used in financing activities of $10,865 for the six months ended June 30, 2016 from repayment of related party advances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations to fully implement our business plan. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 3, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

We are in default with respect to a note issued to a related party that matured on August 16, 2016. The balance of this note plus accrued interest totaled $57,500 as of June 30, 2017.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1(i)	Articles of Incorporation(1)
3.2(ii)	By-Laws(2)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                 Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005

(2)                 Incorporated by reference to Form 8-K filed with the Commission on February 22, 2017

* Filed herewith.  In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

**  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO TEK 360, INC.
(Registrant)
Dated: August 18, 2017	/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Dated: August 18, 2017	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer)

