Form 10-Q
period 2017-09-30
ECO TEK 360 INC
filed 2017-11-13
CIK 1338929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2017
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52047
ECO TEK 360 INC.
(Exact name of registrant as specified in its charter)
Nevada				11-3746201
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
50 Division Street, Suite 501, Somerville, New Jersey				08876
(Address of principal executive offices)				(Zip Code)
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
				[X]	YES	[ ]	NO
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
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
18,738,877 common shares issued and outstanding as of November 13, 2017.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECO TEK 360, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	Unaudited	*
ASSETS
Current Assets
Cash and cash equivalents	$—	$36,208
Prepaid interest and deposits	3,333	21,622
Loan and interest receivable	8,436	—
Total Current Assets	11,769	57,830

Property and equipment, net	1,588	1,873
TOTAL ASSETS	$13,357	$59,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	$435	$—
Accounts payable and accrued liabilities	486,373	338,520
Accrued compensation	476,250	413,250
Unsecured notes and accrued interest payable	168,910	149,539
Convertible notes and accrued interest - related party	58,500	55,500
Advances from related parties	15,569	39,048
Related party loans and accrued interest	221,279	289,741
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,511,597	1,369,879

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 18,738,877 and 19,209,161 shares issued
and outstanding, 1,451,166 and 871,166 issuable as of September 30, 2017 and December 31, 2016, respectively	20,190	20,080
Additional paid-in capital	29,022,257	28,410,437
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(30,530,887)	(29,730,893)
Stockholders' deficit	(1,498,240)	(1,310,176)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,357	$59,703

*Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$—	$18,750	$—	$18,750

OPERATING EXPENSES
General and administrative	28,856	146,220	383,726	290,387
Consulting fees share expense	—	21,258	8,915	359,438
Stock based compensation	—	—	492,815	50,000
Gain on extinguishment of debt - related party	—	—	(130,859)	—
Total Operating Expenses	28,856	167,478	754,597	699,825

LOSS FROM OPERATIONS	(28,856)	(148,728)	(754,597)	(681,075)

OTHER EXPENSE
Interest expense and financing costs	9,294	51,500	33,451	117,266
Interest expense - related parties	2,602	—	11,946	—
Total other expense	11,896	51,500	45,397	117,266

Profit (loss) from continuing operations	(40,752)	(200,228)	(799,994)	(798,341)
Discontinued operations	—	635,764	—	635,764
Provision for income taxes	—	—	—	—

NET PROFIT (LOSS)	$(40,752)	$435,536	$(799,994)	$(162,577)

Net profit (loss) per share from continuing operations	$(0.00)	$(0.01)	$(0.04)	$(0.04)
Net profit (loss) per share from discontinued operations	$—	$0.03	$—	$0.03
Net profit (loss) per share	$(0.00)	$0.02	$(0.04)	$(0.01)

Weighted average common shares outstanding	19,032,355	19,209,161	19,164,491	18,683,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(799,994)	$(162,577)
Net income from discontinued operations, net of taxes and minority interest	—	(635,764)
Net loss from continuing operations	(799,994)	(798,341)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment - related party	(130,859)	—
Depreciation	285	—
Amortization of debt discount	21,622	—
Stock based compensation expense	492,815	50,000
Stock issued for services	8,915	359,438
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	223,449	3,500
Accrued interest	23,775	225,266
Prepaid interest and deposits	(3,333)	—
Net cash used in operating activities	(163,325)	(160,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and interest receivable	(20,000)	—
Net cash used in investing activities	(20,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	265,000
Proceeds from Related party loans	160,650	—
Proceeds from unsecured notes	10,000	—
Repayment of related party advance	(23,533)	(97,844)
Net cash provided by financing activities	147,117	167,156

Net decrease in cash and cash equivalents	(36,208)	7,019
Cash and cash equivalents - beginning of period	36,208	32,989
Cash and cash equivalents - end of period	$—	$40,008

Discontinued activities	—	—

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activity:
Related party loans converted to equity	$106,541	$—
Reduction of loans receivable, related party for payment of an accrued liability	$12,106	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECO TEK 360, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of September 30, 2017 and December 31, 2016, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,530,887 and $29,730,893 as of September 30, 2017 and December 31, 2016, respectively, which include losses of $799,994 and $162,577 for the nine months ended September 30, 2017 and 2016, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of September 30, 2017 or September 30, 2016.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At September 30, 2017, and December 31, 2016, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of September 30, 2017 and December 31, 2016, the Company had 18,738,877 and 19,209,161 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of September 30, 2017, and December 31, 2016, the Company had 1,451,666 and 871,666 shares of common stock issuable, respectively.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model. During the nine months ended September 30, 2017, and 2016, $0 and $56,658 was expensed, respectively.

The following assumptions were used for the warrants granted in March 2016 are as follows:

Expected term at issuance	2 years
Expected average volatility	70.71% to 141.42%
Expected dividend yield	-
Risk-free interest rate	.70%– 1.64%

The following table summarizes information relating to outstanding and exercisable stock warrants as of September 30, 2017:

Warrants Outstanding			Warrants Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares
275,000.621		$0.59	275,000

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the nine month period ended September 30, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 note.  $150,000 was amortized as of September 2016, and $50,000 is being amortized for the period ended August 31, 2017. The unamortized portion as of September 30, 2017 and December 31, 2016 was $0 and $21,622, respectively. Amortization expense for the nine months ended September 30, 2017, and 2016, was $21,622 and $18,919, respectively.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of September 30, 2017.

During the nine months ended September 30, 2017, the Company issued 29,716 common stock valued at $.30 per share for $8,885 of consulting services.

On February 14, 2017, the Chief Technical Officer resigned. On June 8, 2017, the Company authorized the cancellation of 500,000 shares held by the Chief Technical Officer. As of September 30, 2017 the shares were voluntarily returned, and were cancelled by the Company in August 2017.

Stock Options

In the nine months ended September 30, 2017 the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the nine months ended September 30, 2017 was $341,327.

The following assumptions were used for the options granted in the period ended September 30, 2017 are as follows:

At September 30, 2017
Fair values	$0.17 - $0.45
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	-
Risk-free interest rate	1.23%– 2.45%

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $131,333 and $122,333 as of September 30, 2017, and December 31, 2016.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee is amortized over the period of the extension. During the nine months ended September 30, 2017, and September 30, 2016, the amortization expense on the extension fees were $21,622, and $50,000, respectively. The note remains unpaid as of September 30, 2017 and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of September 30, 2017.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,468 as of September 30, 2017. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,109 as of September 30, 2017.

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The fair value of these warrants was approximately $3,909 as of December 31, 2016 and was calculated using the Black-Scholes-Merton model. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $58,500 and $55,500 at September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, and December 31, 2016 current liabilities from discontinued operations includes $84,281 accounts payable. In July 2016, a loan payable from discontinued operations was converted to common stock, which resulted in a gain on the extinguishment of debt related to discontinued operations in the amount of $635,764.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company repaid advances from related parties in the amount of $23,479. The President of the Company was owed $15,569 and $39,048 at September 30, 2017 and December 31, 2016, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the nine months ended September 30, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the nine months ended September 30, 2017, $237,400 of the notes and interest was converted at approximately $0.40 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859. The balance of these loans plus accrued interest was $221,279 and $289,741 at September 30, 2017 and December 31, 2016, respectively. These loans are currently unpaid and are in default.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the nine months ended September 30, 2017, $12,106 was repaid. As of September 30, 2017, an amount of $8,436 is receivable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $38,500 for the nine months ended September 30, 2017. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is scheduled to make twelve repayments totaling of $37,500 to resolve all amounts outstanding. As of September 30, 2017, $23,394 is outstanding.

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

Potentially dilutive securities were comprised of the following:

	September 30,	December 31,
	2017	2016
Warrants	275,000	275,000
Options	2,650,000	-
Convertible notes payable, including accrued interest	50,000	50,000
Contingently issuable shares	-	-
	2,975,000	325,000

NOTE 9 – RECLASSIFICATION

For comparability purposes, certain figures for 2016 have been reclassified where appropriate to conform to the financial statement presentation used in 2017. These reclassifications had no effect on the reported net loss.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Eco Tek 360, Inc. a Nevada corporation, and our wholly-owned subsidiary Progressive Fashions Inc., and our majority-owned subsidiary Pure361, LLC, unless otherwise indicated.

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

The Women’s Apparel Segment

On March 15, 2015 we entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME®. Under this licensing agreement we had the right to design, produce and market the EMME® Activewear Collection. We created a new wholly-owned subsidiary, Progressive Fashions Inc. in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. However, On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement.

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

In May of 2015, we created a new limited liability company, Pure361, LLC (“Pure361”) of which our company owns 51% and Pure Systems International, Ltd. owns 49%. Pure361 has the exclusive licensee to use Pure System International Ltd.’s patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals.  Pure361 has had no operations to date.

The Rejuvenated Cardboard Segment

In conjunction with its focus on rejuvenated technologies, our company is exploring the possibility of also manufacturing a rejuvenated cardboard product, and is in the early stages of exploring this potential opportunity.

Trident Merchant Group, Inc.

Trident Merchant Group, Inc. is an operating subsidiary which is a “value added” strategic advisory services company specializing in rendering expertise in the areas of capital planning and procurement, licensing and branding as well as financial engineering and restructuring of its client company’s balance sheet and going public process.  In 2017, Trident Merchant Group had limited operations.

Results of Operations

The following table provides selected financial data about our company for the period ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017	December 31, 2016	Change	%
Cash and cash equivalents	$-	$36,208	$(36,208)	-100%
Prepaid interest	$3,333	$21,622	$(18,289)	-85%
Loan and interest receivable	$8,436	$-	$8,436	100%
Property and equipment	$1,588	$1,873	$(285)	-15%
Total Assets	$13,357	$59,703	$(46,346)	-78%
Total Liabilities	$1,511,597	$1,369,879	$141,718	10%
Stockholders’ Deficit	$(1,498,240)	$(1,310,176)	$(188,064)	-14%

The following summary of our results of operations, for the three and nine months ended September 30, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending September 30, 2017 compared to three months ending September 30, 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	%
Revenue	$-	$18,750	$(18,750)	-100%

Operating Expenses
General and administrative expenses	28,856	146,220	(117,364)	-80%
Consulting fees share expense	-	21,258	(21,258)	-100%
Loss from operations	$(28,856)	$(148,728)	$119,872	81%

For the three months ended September 30, 2017 we had revenue of $0 compared to revenue of $18,750 for the three months ended September 30, 2016.

For the three months ended September 30, 2017, we incurred $28,856 in general and administrative expenses, resulting in a loss from operations of $28,856. For the three months ended September 30, 2016, we incurred $146,220 in general and administrative expenses, and $21,258 consulting fees and option expense, resulting in a loss from operations of $148,728.

The decrease in general and administrative costs of $117,374 was primarily due to a decrease in salary expenses, legal fees, and other operating expenses. The decrease in consulting fees share expense of $21,258 was due to consulting fees paid with shares and options for the three months ended September 30, 2016, that did not reoccur.

Nine months ending September 30, 2017 compared to Nine months ending September 30, 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change	%
Revenue	$-	$18,750	$(18,750)	-100%

Operating Expenses
General and administrative expenses	383,726	290,387	93,339	32%
Consulting fees share expense	8,915	359,438	(350,523)	-98%
Stock based compensation	492,815	50,000	442,815	886%
Gain on extinguishment of debt – related party	(130,859)	-	(130,859)	-100%
Loss from operations	$(754,597)	$(681,075)	$(73,522)	-11%

For the nine months ended September 30, 2017 we had revenue of $0 compared to revenue of $18,750 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, we incurred $383,726 in general and administrative expenses, $8,915 in consulting fees share expense, $492,915 in stock based compensation and $(130,859) gain on extinguishment of debt – related party, resulting in a loss from operations of $754,597. For the nine months ended September 30, 2016, we incurred $290,387 in general and administrative expenses, $359,438 in consulting fees share expense, and $50,000 in stock based compensation, resulting in a loss from operations of $681,075. The increase in general and administrative costs of $93,339 was primarily due to increases in professional fees in order to assist the Company in becoming current with the required filings with the Securities and Exchange Commissions.

The decrease in consulting fees share expense of $350,523 was primarily due to consulting fees paid with shares and options for the nine months ended September 30, 2016, that did not reoccur. Stock based compensation increased by $442,815 for the nine months ended September 30, 2017, primarily due to options granted to employees and management.

Gain on extinguishment of debt – related party resulted from a conversion of debt in the amount of $237,400 in exchange for 580,000 shares of the Company’s common stock and resulted in the gain of $130,859 during the nine months ended September 30, 2017. No such conversion took place during the nine months ended September 30, 2016.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	September 30, 2017	December 31, 2016	Change	%
Current Assets	$11,769	$57,830	$(46,061)	-80%
Current Liabilities	$1,511,597	$1,369,879	$141,718	10%
Working Capital	$(1,499,828)	$(1,312,049)	$(187,779)	-14%

Cash Flows

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows used in Operating Activities	$(163,325)	$(160,137)
Cash Flows used in Investing Activities	(20,000)	-
Cash Flows from Financing Activities	147,117	167,156
Net Increase (Decrease) in Cash During Period	$(36,208)	$7,019

As at September 30, 2017 our company’s cash balance was $0 and total assets were $13,357. As at December 31, 2016, our company’s cash balance was $36,208 and total assets were $59,703.

As at September 30, 2017, our company had total liabilities of $1,511,597, compared with total liabilities of $1,369,879 as at December 31, 2016.

As at September 30, 2017, our company had working capital deficiency of $1,499,828 compared with working capital deficiency of $1,312,049 as at December 31, 2016. The increase in working capital deficiency was primarily attributed to an increase in accounts payable and accrued liabilities, and an increase in accrued compensation.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our company used $163,325 in cash from operating activities, compared to $160,137 cash used in operating activities during the nine months ended September 30, 2016. The cash used from operating activities for the nine months ended September 30, 2017 was attributed to a net loss of $799,994, gain on debt extinguishment of $130,859, prepaid interest of $3,333, offset by depreciation of $285, amortization of debt discount of $21,622, stock based compensation of $492,815, stock issued for services of $8,915, accounts payable and accrued liabilities of $223,449, and accrued interest of $23,775.

Cash Flow from Investing Activities

The company used $20,000 investing activities in the nine months ended September 30, 2017, from loans and interest receivable. The Company did not have any cash flows from investing activities for the nine months ended September 30, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $147,117 for the nine months ended September 30, 2017 compared to net cash from financing activities of $167,156 for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Limited Operating History: Need for Additional Capital

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are in default with respect to a note issued to a related party that matured on August 16, 2016. The balance of this note plus accrued interest totaled $58,500 as of September 30, 2017.

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

ECO TEK 360, INC.
(Registrant)
Dated: November 13, 2017	/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Dated: November 13, 2017	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer)

