Form 10-K
period 2017-12-31
ECO TEK 360 INC
filed 2018-04-02
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 000-52047

ECO TEK 360 INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Division Street, Suite 501, Somerville, New Jersey	08876
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(973) 292-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [_] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [_] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 27, 2018, there were 19,171,427 shares of the Issuer’s common stock issued and outstanding and held by approximately 196 shareholders, eight of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 200,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 10,307,578 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $1,307,000.89 based on a $0.1268 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

 PART I

Item 1.	Business

Forward Looking Statements

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

We have used the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements. These forward-looking statement are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	General economic and industry conditions;
•	Our history of losses, deficits and negative operating cash flows;
•	Our limited operating history;
•	Industry competition;
•	Environmental and governmental regulation;
•	Protection and defense of our intellectual property rights;
•	Reliance on, and the ability to attract, key personnel; and
•	Other factors

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

General Overview

Eco Tek 360, Inc. (“ECTX”, ‘We” or the “Company”) was incorporated in Nevada on March 25, 2005 as "Premier Publishing Group, Inc.". Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

After ceasing the publishing operations, the Company’s operations consisted solely of utilizing the expertise of our Board Members and outside agents to further the efforts our advisory services business plan through a wholly-owned subsidiary known as Trident Merchant Group, Inc.

In addition, during the fourth quarter of 2013, the Company became involved in the manufacturing and global distribution of ladies’ apparel. During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controlled 51% of the membership interest. The non-controlling interest is recorded in the stockholders' deficit section. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC, and in 2014 the Company stopped developing a footprint in the apparel business due to cash restraints and logistics and ceased agreements with all third-parties to distribute their products into SE Asia and China.

Trident has also ceased operations to concentrate on the opportunities related to rejuvenating fibers and re-purposing them into finished products.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have any assets or liabilities as of December 31, 2017 and 2016 respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement in order to focus resources on the Rejuvenated Uniform Segment. PFI has generated no revenue to date, nor did it have any assets or liabilities  as of December 31, 2017 and 2016 respectively.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

Eco Tek 360, Inc. is currently in the development stage. The Company’s business plan is to operate a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Ms Joy Nunn, the company’s former CTO and Board member resigned as of February 14, 2017, but the company still maintains a license with Pure System International, Ltd.

To further strengthen its capabilities in the Rejuvenated Uniform segment the Company has identified alternative technologies to those under license from Pure Systems. The company will be developing customers using this alternative technology by working with equipment vendors and toll manufacturers to produce sales samples.

The Rejuvenated Cardboard Segment

In conjunction with its focus on rejuvenated technologies, the Company is exploring the possibility of also manufacturing a rejuvenated cardboard product, and is in the early stages of exploring this potential opportunity.

Competition

In the uniform and related products segment, we compete with many firms, including corporations with large divisions, many of these companies have great financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. The nature and degree of competition varies with the customer and the market. Industry statistics are not available.

Competitive pricing may require us to reduce our future prices, which would impact future profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

Seasonality

We do not have a seasonal business cycle.

Employees

We have no employees. Our officers and directors furnish their time to the development of the Company at no cost and intend to do whatever work is necessary in order to continue to generate revenues. We do not foresee hiring any employees in the near future.

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently own any intellectual property.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal business and corporate address is 50 Division Street, Suite 501, Somerville, New Jersey 08876; our telephone number is (973) 291-8900. Our facilities are leased on a month-to-month basis at a price of $200 per month.

Item 3.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of the filing of this Annual Report, our company is party to three pending litigation matters.

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent.  Our company does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff.  A judgment of eviction was entered, but our company does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction.  The plaintiff is also seeking unpaid rent in the amount of $26,595.

The second matter is entitled Patricia Witthuhn v. Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to collect wages allegedly due pursuant to her employment with Avani Holdings LLC. Our company never hired Ms. Witthuhn and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against our company. However, due to cash flow constraints, our company is unable to hire outside counsel for this litigation. The amount being sought by the plaintiff is approximately $15,000.

The third matter is entitled William Corso v. Global Fashion Technologies, Inc.  This litigation was initiated by the plaintiff in order to collect wages allegedly due pursuant to his employment with Avani Holdings LLC. Our company never hired Mr. Corso and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against our company. However, due to cash flow constraints, our company is unable to hire outside counsel for this litigation. The amount being sought by the plaintiff is approximately $40,000.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed for quotation on the OTC Markets under the symbol “ECTX.”.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High $	Low $
December 31, 2017	0.24	0.123
September 30, 2017	0.23	0.10
June 30, 2017	0.56	0.051
March 31, 2017	0.54	0.15
December 31, 2016	0.495	0.15
September 30, 2016	0.30	0.16
June 30, 2016	1.00	0.25
March 31, 2016	1.46	0.21

On March 27, 2018, the shareholders’ list showed 196 registered shareholders with 19,171,427 common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities during the year ended December 31, 2017.

 Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2017, which are included herein.

Our operating results for the year ended December 31, 2017, for the year ended December 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2017	2016	Change	%
Revenue	$-	$18,750	$(18,750)	100%

Operating expenses	795,117	1,274,782	(479,665)	-38%
Other Expense	52,038	198,747	(146,709)	-74%
Discontinued operations	-	$635,764	(635,764)	-100%
Net loss	$(847,155)	$(819,015)	$(28,140)	3%

Our financial statements report a net loss of $847,155 for the year ended December 31, 2017 compared to a net loss of $819,015 for the year ended December 31, 2016. Our losses have increased, primarily as a result of decreases in revenue of $18,750, operating expenses of $479,665 and other expenses of $146,709, offset by a change in discontinued operations of $635,764.

Our operating expenses for the year ended December 31, 2017 were $795,117 compared to $1,274,782 for the year ended December 31, 2016. The decrease in operating expenses was primarily as a result of a decrease in general and administrative expenses of $549,085 and consulting fees share expense of $335,081, offset by an increase in stock based compensation of $535,360 and a gain on extinguishment of debt – related party of $130,859.

Our other expenses for the year ended December 31, 2017 were $52,038 compared to $198,747 for the year ended December 31, 2016. The decrease in other expenses was primarily due to a decrease in interest expense and financing costs, offset by an increase in interest expense – related parties.

Liquidity and Financial Condition

Working Capital

	December 31, 2017	December 31, 2016	Change	%
Current assets	$40,870	$57,830	$(16,960)	-29%
Current liabilities	$1,424,019	$1,369,879	$54,140	4%
Working capital (deficit)	$(1,383,149)	$(1,312,049)	$(71,100)	-5%

Our working capital decreased as of December 31, 2017, as compared to 2016, primarily due to our total current liabilities as of December 31, 2017, which were $1,424,019 as compared to total current liabilities of $1,369,879 as of December 31, 2016. The increase was primarily due to an increase in accrued compensation and advances from related parties.

Cash Flows

	Year Ended
	December 31,
	2017	2016	Change		%
Cash used in operating activities	$(122,851)	$(232,296)		$94,982	41%
Cash used in investing activities	$(20,000)	$-	$		100%
Cash provided by financing activities	$106,643	$235,515		$(128,872)	-55%
Cash and cash equivalents on hand	$-	$36,208		$(36,208)	-100%

Operating Activities

Net cash used in operating activities was $122,851 for the year ended December 31, 2017 compared with net cash used in operating activities of $232,296 in the same period in 2016. During the year ended December 31, 2017, cash used in operating activities consisted of a loss of $847,155, gain on debt extinguishment – related party of $130,859, and increase in prepaid expenses of $833, offset by depreciation of $380, non-cash interest of $21,622, stock based compensation of $585,360, expenses paid directly by related party of $164,660, consulting fees share expense of $45,615, increase in accounts payable and accrued liabilities of $7,300, and increase in accrued interest of $31,059.

Investing Activities

Net cash used in investing activities was $20,000 for the year ended December 31, 2017, compared to $0 used in financing activities in the same period in 2016. During the year ended December 31, 2017, the Company used $20,000 in repayment of loans from related party

Financing Activities

Net cash from financing activities was $106,643 for the year ended December 31, 2017, compared to $235,515 from in financing activities in the same period in 2016. Net cash from financing activities for the year ended December 31, 2017 included $160,650 from proceeds from related party loans, $10,000 from unsecured notes, and used $64,007 in repayment of related party advances.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,578,048 and $29,730,893 as of December 31, 2017 and December 31, 2016, respectively, which include net losses of $847,155 and $819,015 for the years ended December 31, 2017, and 2016, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.  Management plans to raise additional debt or equity and continue to settle obligations by issuing stock.  Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

The Company's ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, generate positive cash flow from an operating company, and/or raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as included in this Annual Report, for disclosures regarding the Company's critical accounting policies and estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of common stock and options issued as stock based compensation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Eco Tek 360, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eco Tek 360, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2017 and December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and has a accumulated deficit of $30,578,048 as of December 31, 2017 and needs to raise substantial amount of additional funds to meet its obligations and commence its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

To the Shareholders and the Board of Directors

of Eco Tek360, Inc.

   Page Two

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

April 2, 2018

We have served as the Company’s auditor since 2016.

ECO TEK 360, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$—	$36,208
Prepaid interest and deposits	35,333	21,622
Loan and interest receivable - related party	5,537	—
Total Current Assets	40,870	57,830
Property and equipment, net	1,493	1,873
TOTAL ASSETS	$42,363	$59,703
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$282,820	$338,520
Accrued compensation	476,250	413,250
Unsecured notes and accrued interest payable	172,050	149,539
Convertible notes and accrued interest - related party	59,500	55,500
Advances from related parties	125,238	39,048
Related party loans and accrued interest	223,880	289,741
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,424,019	1,369,879
Commitments and Contingencies	—	—
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 18,738,927 and 19,209,161 shares issued
and outstanding, 1,761,166 and 871,166 issuable as of December 31, 2017 and December 31, 2016, respectively	20,500	20,080
Additional paid-in capital	29,175,692	28,410,437
Stock subscription receivable	—	(10,000)
Accumulated deficit	(30,578,048)	(29,730,893)
Stockholders' deficit	(1,381,656)	(1,310,176)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,363	$59,703

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
	2017	2016
REVENUE	$—	$18,750
OPERATING EXPENSES
General and administrative	295,001	844,086
Consulting fees share expense	45,615	380,696
Stock based compensation	585,360	50,000
Gain on extinguishment of debt - related party	(130,859)	—
Total Operating Expenses	795,117	1,274,782
LOSS FROM OPERATIONS	(795,117)	(1,256,032)
OTHER EXPENSE
Interest expense and financing costs	37,490	189,906
Interest expense - related parties	14,548	8,841
Total other expense	52,038	198,747
Loss from continuing operations	(847,155)	(1,454,779)
Discontinued operations	—	635,764
Provision for income taxes	—	—
NET LOSS	$(847,155)	$(819,015)
Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.08)
Net loss per share from discontinued operations, basic and diluted	$—	$0.03
Net loss per share	$(0.04)	$(0.04)
Weighted average common shares outstanding, basic and diluted	20,161,820	18,824,588

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(847,155)	$(819,015)
Net income from discontinued operations, net of taxes and minority interest	—	(635,764)
Net loss from continuing operations	(847,155)	(1,454,779)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment - related party	(130,859)	—
Depreciation	380	379
Non-cash interest	21,622	178,378
Stock based compensation expense	585,360	50,000
Expenses paid directly by related party	164,660	—
Consulting fees share expense	45,615	380,696
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,300	592,662
Accrued interest	31,059	20,368
Prepaid interest and deposits	(833)	—
Net cash used in operating activities	(122,851)	(232,296)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans issued – related party	(20,000)	—
Loan repayments – related party	—	—
Net cash used in investing activities	(20,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	88,300
Proceeds from Related party loans	160,650	284,900
Proceeds from unsecured notes	10,000	27,200
Repayment of related party advance	(64,007)	(164,885)
Net cash provided by financing activities	106,643	235,515
Net increase (decrease) in cash and cash equivalents	(36,208)	3,219
Cash and cash equivalents - beginning of period	36,208	32,989
Cash and cash equivalents - end of period	$—	$36,208
Discontinued activities	—	—
Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Activity:
Related party loans converted to equity	$110,200	$—
Common stock issued for reduction of debt, net	$—	$150,000
Increase in prepaid expense from stock issuance	$34,500	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

					Additional			Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stock Subscription	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Receivable	Deficiency

Balance - December 31, 2015	200,000	$200	18,915,327	18,915	$27,630,906	$(28,911,878)	$—	$(1,261,857)
Common stock issued for compensation			50,000	50	49,950			50,000
Common stock issued for consulting services			305,000	305	302,445			302,750
Common stock issued - loan extension			200,000	200	199,800			200,000
Common stock issued for debt settlement			600,000	600	149,400			150,000
Adjustment to correct 2015 shares issuable			10,000	10	(10)			—
Stock Subscription Receivable			—	—	—		(10,000)	(10,000)
Warrants issued for consulting services			—	—	77,946			77,946
Net loss		—	—	—	—	(819,015)		(819,015)
Balance - December 31, 2016	200,000	$200	20,080,327	20,080	$28,410,437	$(29,730,893)	$(10,000)	$(1,310,176)

Common stock issued for consulting services			29,766	30	8,885			8,915
Common stock issuable for consulting services			310,000	310	70,890			71,200
Options issued for consulting services			—	—	585,360			585,360
Write-off of subscription receivable					(10,000)		10,000	—
Common stock - cancelled			(500,000)	(500)	500			—
Common stock issued for debt settlement			580,000	580	109,620			110,200
Net loss		—	—	—	—	(847,155)		(847,155)
Balance - December 31, 2017	200,000	$200	20,500,093	20,500	$29,175,692	$(30,578,048)	$—	$(1,381,656)

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of December 31, 2017 and December 31, 2016, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of December 31, 2017 and 2016, respectively.

 The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of December 31, 2016 and 2016, respectively.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,578,048 and $29,730,893 as of December 31, 2017 and December 31, 2016, respectively, which include net losses of $847,155 and $819,015 for the years ended December 31, 2017, and 2016, respectively.  Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

The Company's ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, generate positive cash flow from an operating company, and/or raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC and Pure361, LLC which are 51% owned.  All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361 and Leading Edge Fashions, LLC, had no operations, assets or liabilities as of December 31, 2017 or 2016. Because of this, a non-controlling interest is not reflected in these financial statements.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $380 and $379 for the years ended December 31, 2017 and 2016, respectively.

Prepaid interest and deposits

Prepaid interest and deposits consist of prepaid consulting fees, debt discounts, amounts paid for deposits on property, plant and equipment and other prepaid items. Prepaid interest is amortized over the life of the related liability.

Revenue Recognition

Revenue for the women's fashion division will be recognized at the point-of-sale for retail store sales, net of estimated customer returns. Revenue will be recognized at the completion of a job or service for the consulting division. The Company maintains an allowance for doubtful accounts for its consulting service accounts receivable, which management reviews on a regular basis and believes is sufficient to cover potential credit losses and billing adjustments. Deposits for consulting services are recognized as a sale upon completion of service.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2017.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of December 31, 2017, or December 31, 2016.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock based awards issued.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At December 31, 2017, and December 31, 2016, the Company had no amounts in excess of the FDIC limit.

New Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which amends ASC Topic 842. Among other things, the new standard requires us to recognize a right of use asset and a lease liability on our balance sheet for leases. It also changes the presentation and timing of lease-related expenses. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect this guidance may have on its financial position, results of operations, comprehensive income, cash flows and disclosures.

In December 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-20, Revenue from Contracts with Customers, which amends ASC Topic 606. The standard eliminates the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principles-based approach for revenue recognitionwith disclosures. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect this guidance may have on its financial position, results of operations, comprehensive income, cash flows and disclosures.

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

Common Stock

As of December 31, 2017 and December 31, 2016, the Company had 18,738,927 and 19,209,161 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of December 31, 2017, and December 31, 2016, the Company had 1,761,166 and 871,166 shares of common stock issuable, respectively.

In February 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 to a board director for payment of services.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share exercisable for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model. During the years ended December 31, 2017, and 2016, $0 and $77,946 was expensed, respectively.

The following assumptions were used for the warrants granted in March 2016 are as follows:

Fair value of common stock at measurement date	$1.15
Expected term at issuance	2 years
Expected average volatility	141.42%
Expected dividend yield	—
Risk-free interest rate	.70%

The following table summarizes information relating to outstanding and exercisable stock warrants as of December 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares
250,000	.244	$0.50	250,000

In March 2016, the Company issued 50,000 shares of its common stock at a value of $1.00 per share for $50,000 as payment for consulting services.

In the year ended December 31, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 note.  $150,000 was amortized as of September 2016, and $50,000 was amortized for the period ended August 31, 2017. The unamortized portion as of December 31, 2017 and December 31, 2016 was $0 and $21,622, respectively. Amortization expense for the years ended December 31, 2017, and 2016, was $21,622 and $28,378, respectively.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of December 31, 2017.

During the year ended December 31, 2017, the Company issued 29,766 common stock valued at $0.30 per share for $8,915 of consulting services.

In June 2017, the Company entered into a consulting agreement and agreed to issue 300,000 shares of fully vested common stock valued at $0.23 per share as of the execution date of the agreement. The consulting firm is required to provide services for one year from the date of its agreement with the Company. The total value of the common stock to be issued at $$0.23 per share totaling $69,000 is being amortized over the one year service period. As of December 31, 2017, prepaid consulting expense related to this agreement was $34,500. In February 2018, 150,000 shares of common stock were issued to the consulting firm and 150,000 shares remain issuable as of the date these financial statements.

In December 2017, the Company agreed to issue 10,000 shares of fully vested common stock valued at $0.22 per share for $2,200 of consulting services. In January 2018, the 10,000 shares of common stock were issued to the consulting firm.

On February 14, 2017, the Chief Technical Officer resigned. On June 8, 2017, the Company authorized the cancellation of 500,000 shares held by the Chief Technical Officer. As of December 31, 2017 the shares were voluntarily returned, and were cancelled by the Company in August 2017.

Stock Options

In the year ended December 31, 2017 the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870.

The following assumptions were used for the options granted in the period ended December 31, 2017 are as follows:

At December 31, 2017
Fair values	$0.17 - $0.45
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	—
Risk-free interest rate	1.23%– 2.45%

A summary of the change in stock purchase options outstanding for the period ended December 31, 2017 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – December 31, 2016	—	—	—	—
Options issued	2,650,000	$0.33	$0.30	6.26
Options expired	—	—	—	—
Options exercised	—	—	—	—
Balance – December 31, 2017	2,650,000	$0.33	$0.30	6.26

The following table shows information on our vested and unvested options outstanding during the year ended December 31, 2017:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – December 31, 2016, unvested	—	—	—	—
Options issued	2,650,000	$0.33	$0.30	6.26
Options vested	2,650,000	$0.33	$0.30	6.26
Options expired	—	—	—	—
Options exercised	—	—	—	—
Balance – December 31, 2017, unvested	—	$—	$—	—

As of December 31, 2017, the intrinsic value of 350,000 options was $42,990.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $134,333 and $122,333 as of December 31, 2017, and December 31, 2016.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee is amortized over the period of the extension. During the years ended December 31, 2017, and 2016, the amortization expense on the extension fees were $21,622, and $178,378, respectively. The note remains unpaid as of December 31, 2017, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of December 31, 2017.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,557 as of December 31, 2017. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,160 as of December 31, 2017.

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The fair value of these warrants was approximately $3,909 as of December 31, 2016 and was calculated using the Black-Scholes-Merton model. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $59,500 and $55,500 at December 31, 2017 and December 31, 2016, respectively.

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

As of December 31, 2017, and December 31, 2016 current liabilities from discontinued operations includes $84,281 accounts payable. In July 2016, a loan payable from discontinued operations was converted into 600,000 shares of common stock, which resulted in a gain on the extinguishment of debt related to discontinued operations in the amount of $635,764.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company repaid advances from related parties in the amount of $64,007. The President of the Company was owed $125,238 and $39,048 at December 31, 2017 and December 31, 2016, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859. The balance of these loans plus accrued interest was $223,880 and $289,741 at December 31, 2017 and December 31, 2016, respectively. These loans are currently unpaid and are in default.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. As of December 31, 2017, an amount of $5,537 is receivable.

NOTE 7 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,875,000 at December 31, 2017, and will expire in the years 2027 through 2037.

At December 31, 2017 and 2016, deferred tax assets consisted of the following:

24

	2017	2016

Allowance for doubtful accounts	$—	$—
Accrued expenses	—	—
Current deferred tax asset	—	—

Intangible and fixed assets	—	—
NOL carryforward	4,717,000	4,657,000
Long-term deferred tax asset	4,717,000	4,657,000

Total deferred tax asset	4,717,000	4,657,000
Less valuation allowance	(4,717,000)	(4,657,000)

Net deferred tax asset	$—	$—

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% for December 31, 2017 and 2016 as follows:

	2017	2016
Income tax benefit (federal and state)	$(262,000)	$(278,000)
Non-deductible items	202,000	146,000
State and other benefits included in valuation	—	—
Change in valuation allowance	60,000	132,000
Income tax benefit	—	—

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $38,500 for the year ended December 31, 2017. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is scheduled to make twelve repayments totaling of $37,500 to resolve all amounts outstanding. As of December 31, 2017, $16,394 is outstanding.

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of December 31, 2017 and 2016 for the following:

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

NOTE 9 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	December 31,	December 31,
	2017	2016
Warrants	250,000	275,000
Options	2,650,000	—
Convertible notes payable, including accrued interest	59,500	55,500
Contingently issuable shares	—	—
	2,959,500	330,500

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of such date to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee: We do not have a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing an audit committee members in the future.

Management, including our president and our chief executive officer, have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Andrieni	Director	66	February 26, 2015
Michael A. Breen	Director	58	September 16, 2014
Christopher H. Giordano	President and Director	62	August 4, 2010
Simon Graj	Director	67	January 23, 2017
Paul Serbiak	CEO, Treasurer and Director	60	February 26, 2015
Scott Todd	Director	60	January 23, 2017
Peter Vazquez	Secretary	43	February 14, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Frederick Paul Andrieni - Director

Mr. Andrieni is the founder of Andrieni & Associates, LLC; a private equity firm through which he made strategic equity investments, led technology based investments and served as strategic consultant, board member and CEO in numerous companies in their investment portfolio. Fred has over 30 years’ experience in refining concepts and visions into a viable direction for start-up companies. Prior to Andrieni & Associates, LLC, Mr. Andrieni was founder of High Pointe Custom Homes, LLC (high-end custom home builder); Endotec, LLC, (the first laparoscopic surgical device company), EnviroTec, (tire recycling process that utilized pyrolysis technology), Diagnostic Medical Instruments (DMI); and Microvations, Inc. (the first touch-screen information terminal). Mr. Andrieni honed his keen interest in technology at the start of his career as Director of Fields Sales and Marketing Eastern Division for Anheuser-Busch, Inc. where he managed a task force that was specifically focused on marketing new products.

Our company believes that Mr. Andrieni's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Michael A. Breen - Director

Mr. Breen has been serving as a member of our Board of Directors since September 16, 2014. Since 1991, Mr. Breen has been practicing law in his own private practice with offices in Bowling Green and Scottsville, Kentucky. Mr. Breen graduated from the University of Kentucky College of Law in Lexington, Kentucky in 1983. In 1980, Mr. Breen earned a B.A. from the University of Kentucky, in Lexington, Kentucky and was Phi Beta Kappa. Mr. Breen is a member of the Kentucky and Tennessee Bar Associations. Mr. Breen’s career has been marked by a number of noteworthy accomplishments. In 1995, Mike was certified as a civil trial specialist by the National Board of Trial Advocacy. He also enjoys speaking and writing on the law and in 1996 published a book on insurance called Bad Faith in Kentucky: a Primer. It is the leading work on the subject. In 1996, Mr. Breen received his "AV" rating from Martindale-Hubbell, a national attorney rating service. It is the highest ranking a lawyer can receive. Mr. Breen’s legal acumen makes him a valuable resource to the Company’s Board of Directors.

Our company believes that Mr. Breen's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Christopher A. Giordano – President and Director

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

Our company believes that Mr. Giordano's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Simon Graj -Director

Mr. Graj is a pioneer in the world of branding and retail who founded his firm, Graj and Gustavsen, in 1990. He's been called the "Willy Wonka" of the fashion industry and his NY studio has been called a "Playground for CEO's."

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

Our company believes that Mr. Graj's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Paul Serbiak – CEO, Treasurer and Director

Mr. Serbiak is currently a Managing Partner of Pure Systems Sustainable Product Technologies as well as CEO and founder of Ideas To Market First, LLC, an innovation practice that specializes in open innovation strategy and developing unused IP for corporate clients. Paul career includes serving as a Global Vice President at Johnson and Johnson as well as senior strategic roles at Procter & Gamble and Kimberly Clark.

Our company believes that Mr. Serbiak's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

 Scott Todd – Director

Mr. Todd has over 5 years as a senior licensing brand strategist with expertise in licensing, business development, retail development, sales and sales management with a track record of building successful brands and sustainable programs. A visionary with proficiency in creating strategic partnerships in diverse industries and across multiple categories. Able to convey ideas clearly yet forcefully, negotiate win-win business deals and maintain strong long-term relationships. A team builder focused on the bottom line. Can negotiate complex contracts and motivate a team of diverse talents and skill sets. He has 3 children living in New Jersey.

Our company believes that Mr. Todd's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Peter Vazquez – Secretary

Mr. Vazquez earned a B.S. from the University of Michigan in 1996, and graduated from the Rutgers University School of Law in 1999. After a one-year judicial clerkship, Mr. Vazquez has been actively practicing law since 2000. Since 2009, Mr. Vazquez has been practicing law in his own private practice where he represents both private and public company clients.

Our company believes that Mr. Vazquez's professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

Other than as set forth below, we have no formal employment agreements with any of our directors or officers.

OnDecember 30, 2016 we entered into an employment agreement with Paul Serbiak, our CEO and Treasurer, wherein Mr. Serbiak will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, the base salary for Mr. Serbiak shall initially be set at $90,000 per year, but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Serbiak’s contract provides for a minimum annual bonus of thirty-percent(30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to three-hundred-percent(300%) of his base salary. As a signing bonus, Mr. Serbiak received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, Mr. Serbiak’s contract provides for up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

On February 14, 2017, we entered into an employment agreement with Christopher Giordano, our President, wherein Mr. Giordano will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, his salary shall not be earned or payable until such time that the Company raises at least $2,000,000 in its upcoming private placement. The base salary for Mr. Giordano shall initially be set at $90,000 per year, but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Giordano’s contract provides for a minimum annual bonus of thirty-percent(30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to two-hundred-percent(200%) of his base salary. As a signing bonus, Mr. Giordano received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, Mr. Giordano’s contract provides for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Christopher Giordano(2)	1	1	1
Fred Andreini(1)	1	1	1
Michael Breen(1)	1	1	1

(1) The insider has yet to file a Form 3, Initial Statement of Beneficial Ownership.

(2) The insider has yet to file a Form 4, Statement of Changes in Beneficial Ownership.

Code of Ethics

We have adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 50 Division Street, Suite 501, Somerville, New Jersey 08876.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues.  Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11.	Executive Compensation

Summary Compensation of Officers

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Christopher Giordano President and Director	2017	Nil(1)	Nil	Nil	$41,000	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Serbiak CEO, Treasurer and Director	2017	Nil(2)	Nil	Nil	$328,000	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Peter Vazquez Secretary	2017	Nil	Nil	Nil	$33,000	Nil	Nil	Nil	Nil
	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) In the first quarter of 2017, Christopher Giordano and the Company entered into an employment agreement where Mr. Girodano will begin to earn a salary upon the Company’s receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.

(2) In the first quarter of 2017, Paul Serbiak was hired as the Company’s CEO and elected as the Company’s treasurer. Pursuant to his employment agreement, Mr. Serbiak will begin to earn a salary upon the Company’s receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company's executive officers as of December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	None
Christopher Giordano President and Director			(1)	*	#
Paul Serbiak CEO, Treasurer and Director			(2)	*	#

(1) Can possibly be up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years.

(2) Can possibly be up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years.

*       All of the options set forth in the above table are exerciseable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

#       All of the options set forth in the above table are performance based and must be exercised within ten(10) years of the date that they vest with the executive.

Grants of Plan-Based Awards.

The Company has yet to formally adopt an equity compensation plan. However, stock options were granted during the fiscal year ended December 31, 2017:

The Company’s CEO received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, the CEO is eligible for ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone in the CEO’s employment contract.

The Company’s President received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, the President is eligible for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone in the President’s employment contract.

The Company’s Secretary received 125,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share, along with an additional 125,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $1.50 per share.

One of the Company’s directors received 250,000 Common Stock Options of the Company's Common Stock exercisable @ .01 cents per share, along with 100,000 Common Stock Options of the Company’s Common Stock exercisable at $0.50 per share for a period of two years for his company.

Another of the Company’s directors received 100,000 Common Stock Options of the Company's Common Stock @ .0001 cents per share and 100,000 three-year common stock options exercisable at $1.50 per share.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

The following table sets forth certain information with respect to compensation paid in 2017 to some of the Company's Directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Comp	Nonqualified deferred compensation earnings	All Other Comp	Total
Simon Graj	$0.00	$0.00	$124,145(1)	$0.00	$0.00	$0.00	$124,145
Scott Todd	$0.00	$0.00	$53,519(2)	$0.00	$0.00	$0.00	$53,519

(1) Mr. Graj was granted 250,000 Common Stock Options of the Company's Common Stock exercisable @ .01 cents per share, and his company, Graj & Gustafsen, was granted 100,000 Common Stock Options of the Company’s Common Stock exercisable at $0.50 per share for a period of two years.

(2) Mr. Todd was granted 100,000 Common Stock Options of the Company's Common Stock @ .0001 cents per share and 100,000 three-year common stock options exercisable at $1.50 per share.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of March 27, 2018, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 19,171,247 beneficially owned shares of common stock outstanding as of March 27, 2018, and 200,000 beneficially owned shares of preferred stock outstanding on March 27, 2018. The address of each director and executive officer listed below is c/o Eco Tek 360, Inc., 50 Division Street, Suite 501, Somerville, New Jersey.

Title of Class	Name	Number of Common Shares Beneficially Owned		Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Frederick Andrieni	1,400,000		7.0%	0	*

Directors & Officers	Michael A. Breen	50,000		*	0	*

Directors & Officers	Christopher Giordano	5,102,859	(1)(2)	26.6%	200,000	100%

Directors & Officers	Simon Graj	0		*	0	*

Directors & Officers	Paul Serbiak	500,000		2.6%	0	*

Directors & Officers	Scott Todd	0		*	0	*

Directors & Officers	Peter Vazquez	55,000		*	0	*

	Officers & Directors as a group (7 persons)	7,107,859		37%	200,000	100%

5% Shareholders	Michael Rosenbaum	1,755,990 (3)		9.2%	0	*

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

(3)                Includes shares of Common Stock held by Maj-Britt Rosenbaum.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with six directors, Frederick Andrieni, Michael A. Breen, Christopher H. Giordano, Simon Graj, Paul Serbiak and Scott Todd.

We have determined that Frederick Andrieni, Michael A. Breen, Simon Graj, and Scott Todd are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$85,000	$50,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$85,000	$50,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	By-laws	SB-2	3.2	November 29, 2005
3.3	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
3.4	By-Laws of Eco Tek 360, Inc. adopted February 14, 2017	8-K		February 22, 2017
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECO TEK 360, INC.
(Registrant)
Dated: April 2, 2018	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 2, 2018	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 2, 2018	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 2, 2018	/s/ Fred Andrieni
Fred Andrieni

Dated: April 2, 2018	/s/ Michael Breen
Michael Breen

Dated: April 2, 2018	/s/ Simon Graj
Simon Graj

Dated: April 2, 2018	/s/ Scott Todd
Scott Todd

