Form 10-Q
period 2018-03-31
ECO TEK 360 INC
filed 2018-05-15
CIK 1338929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52047
ECO TEK 360 INC.
(Exact name of registrant as specified in its charter)
Nevada				11-3746201
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
50 Division Street, Suite 501, Somerville, New Jersey				08876
(Address of principal executive offices)				(Zip Code)
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
Large accelerated filer			[ ]	Accelerated filer			[ ]
Non-accelerated filer [ ]			[ ]	Smaller reporting company			[X]
(Do not check if a smaller reporting company)				Emerging growth company			[ ]

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
18,898,927 common shares issued and outstanding as of May 11, 2018 and 200,000 shares of preferred stock issued and outstanding as at May 11, 2018

3

 PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECO TEK 360, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	Unaudited	*
Current Assets
Cash and cash equivalents	$—	$—
Prepaid interest and deposits	25,583	35,333
Loan and interest receivable - related party	5,636	5,537
Total Current Assets	31,219	40,870

Property and equipment, net	1,398	1,493
TOTAL ASSETS	$32,617	$42,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$272,808	$282,820
Accrued compensation	476,250	476,250
Unsecured notes and accrued interest payable	182,913	172,050
Convertible notes and accrued interest - related party	60,500	59,500
Advances from related parties	234,396	125,238
Related party loans and accrued interest	226,466	223,880
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,537,614	1,424,019

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 18,898,927 and 18,738,927 shares issued
and outstanding, 1,601,166 and 1,761,166 issuable as of March 31, 2018 and December 31, 2017, respectively	20,500	20,500
Additional paid-in capital	29,175,692	29,175,692
Stock subscription receivable	—	—
Accumulated deficit	(30,701,389)	(30,578,048)
Stockholders' deficit	(1,504,997)	(1,381,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,617	$42,363

 *Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	108,991	303,193
Consulting fees share expense	—	8,915
Stock based compensation	—	487,581
Gain on extinguishment of debt - related party	—	—
Total Operating Expenses	108,991	799,689

LOSS FROM OPERATIONS	(108,991)	(799,689)

OTHER EXPENSE
Interest expense and financing costs	11,764	12,158
Interest expense - related parties	2,586	4,438
Total other expense	14,350	16,596

Profit (loss) from continuing operations	(123,341)	(816,285)
Discontinued operations	—	—
Provision for income taxes	—	—

NET PROFIT (LOSS)	$(123,341)	$(816,285)

Net profit (loss) per share from continuing operations	$(0.01)	$(0.04)
Net profit (loss) per share from discontinued operations	$—	$—
Net profit (loss) per share	$(0.01)	$(0.04)

Weighted average common shares outstanding	20,500,093	19,224,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,341)	$(816,285)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	95	95
Expenses paid for directly by related party	109,158	—
Amortization of debt discount	—	8,108
Stock based compensation expense	—	487,581
Stock issued for services	—	8,915
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,012)	174,851
Accrued interest	14,449	8,529
Prepaid interest and deposits	9,750	(18,333)
Loans and interest receivable	(99)	(20,041)
Net cash used in operating activities	—	(166,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related party loans	—	160,650
Proceeds from unsecured notes	—	10,000
Repayment of related party advance	—	(39,048)
Net cash provided by financing activities	—	131,602

Net increase (decrease) in cash and cash equivalents	—	(34,978)
Cash and cash equivalents - beginning of period	—	36,208
Cash and cash equivalents - end of period	$—	$1,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO TEK 360, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of March 31, 2018 and December 31, 2017, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of March 31, 2018 and December 31, 2017, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of March 31, 2018 and December 31, 2017, respectively.

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

Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K filed on April 2, 2018 for the years ended December 31, 2017 and 2016.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,701,389 and $30,578,048 as of March 31, 2018 and December 31, 2017 and a working capital deficit of approximately $1.5 million and 1.4 million, respectively. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC and Pure361, LLC which are 51% owned.  All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361 and Leading Edge Fashions, LLC, had no operations, assets or liabilities as of March 31, 2018, or December 31, 2017. Because of this, a non-controlling interest is not reflected in these financial statements.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $95 and $95 for the three months ended March 31, 2018, and 2017, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2018 and December 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2017.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of March 31, 2018, or December 31, 2017.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At March 31, 2018, and December 31, 2017, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of March 31, 2018 and December 31, 2017, the Company had 18,898,927 and 18,738,927 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of March 31, 2018, and December 31, 2017, the Company had 1,601,166 and 1,761,166 shares of common stock issuable, respectively.

In March 2016, the Company issued 250,000 shares of its common stock at a value of $1.00 per share for $250,000 in payment for consulting services.  In addition, the Company granted a warrant to the consultant to purchase 250,000 shares of common stock at $0.50 per share exercisable for a period of two years.  The fair value of these warrants at the time they were granted was approximately $170,000 and was calculated using the Black-Scholes-Merton model. The warrants have expired as of March 31, 2018.

In the year ended December 31, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 note.  $150,000 was amortized as of September 2016, and $50,000 was amortized for the period ended August 31, 2017.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of March 31, 2018.

During the year ended December 31, 2017, the Company issued 29,766 common stock valued at $0.30 per share for $8,915 of consulting services.

In June 2017, the Company entered into a consulting agreement and agreed to issue 300,000 shares of fully vested common stock valued at $0.23 per share as of the execution date of the agreement. The consulting firm is required to provide services for one year from the date of its agreement with the Company. The total value of the common stock to be issued at $0.23 per share totaling $69,000 is amortized over the one year service period. As of March 31, 2018, prepaid consulting expense related to this agreement was $17,250. In February 2018, 150,000 shares of common stock were issued to the consulting firm and 150,000 shares remain issuable as of the date these financial statements.

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

Stock Options

In the three months ended March 31, 2017 the Company granted 2,550,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,200,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the three months ended March 31, 2017 was $428,637. No options were granted in the three months ended March 31, 2018.

The following assumptions were used for the options granted in the three months ended March 31, 2017:

Fair values	$0.25 - $0.44
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.91%
Expected dividend yield	—
Risk-free interest rate	1.23%– 2.45%

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $145,105 and $134,333 as of March 31, 2018, and December 31, 2017.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee was amortized over the period of the extension. A second extension was signed in October 2017 to extend the note to March 30, 2018 and the interest rate was increased to 17% per annum. The note remains unpaid as of March 31, 2018, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of March 31, 2018.

On December 12, 2016, the Company issued an unsecured promissory note to an investor for $2,200. The note bears interest at 5% and matured on June 30, 2017. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,639 as of March 31, 2018. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matured on March 14, 2018. The balance of this note plus interest totals $5,169 as of March 31, 2018 and is currently in default.

Convertible Notes Payable

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals were $60,500 and $59,500 at March 31, 2018 and December 31, 2017, respectively.

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

As of March 31, 2018, and December 31, 2017 current liabilities from discontinued operations includes $84,281 accounts payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 the Company’s President paid on behalf of the Company $109,158 of expenses. The President of the Company was owed $234,396 and $125,238 at March 31, 2018 and December 31, 2017, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859. The balance of these loans plus accrued interest was $226,466 and $223,880 at March 31, 2018 and December 31, 2017, respectively. These loans are currently unpaid and are in default.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. As of March 31, 2018, an amount of $5,636 is receivable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $0 for the three months ended March 31, 2018. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is scheduled to make twelve repayments totaling of $37,500 to resolve all amounts outstanding. As of March 31, 2018, $10,394 is outstanding.

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

NOTE 8– NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	March 31,	March 31,
	2018	2017
Warrants	—	275,000
Options	2,650,000	2,550,000
Convertible notes payable, including accrued interest	60,500	56,500
	2,710,500	2,881,500

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Eco Tek 360, Inc. a Nevada corporation, and our wholly-owned subsidiary Progressive Fashions Inc., and our majority-owned subsidiaries Pure361, LLC and Leading Edge Fashions, LLC, unless otherwise indicated.

Corporate Overview

Eco Tek 360, Inc. was incorporated in the State of Nevada on March 25, 2005 under the name "Premier Publishing Group, Inc." our fiscal year end is December 31. Our company's administrative address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our telephone number is (973) 291-8900.

We are a development stage company with a plan to operate a fiber rejuvenation technology company. We plan on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Ms Joy Nunn, our former CTO and Board member resigned as of February 14, 2017, but our company still maintains a license with Pure System International, Ltd.

To further strengthen its capabilities in the Rejuvenated Uniform segment our company has identified alternative technologies to those under license from Pure Systems. We will be developing customers using this alternative technology by working with equipment vendors and toll manufacturers to produce sales samples.

The Rejuvenated Cardboard Segment

In conjunction with its focus on rejuvenated technologies, our company is exploring the possibility of also manufacturing a rejuvenated cardboard product, and is in the early stages of exploring this potential opportunity.

Results of Operations

We have not earned any revenues from our inception on March 25, 2005 through March 31, 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenue	$-	$-
Operating expenses	$108,991	$799,689
Other expenses	$14,350	$16,596
Net loss	$(123,341)	$(816,285)

Our operating expenses, for the three months ended March 31, 2018 were $108,991 compared to $799,689 for the same period in 2017. The decrease in operating expenses was due to $487,581 stock based compensation and $8,915 consulting fees share expense for the three months ended March 31, 2017, as well as a decrease in general and administrative expenses of $194,202 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Our other expenses, for the three months ended March 31, 2018 were $14,350 compared to $16,596 for the same period in 2017.

We incurred a net loss of $123,241 and $816,285 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and December 31, 2017, respectively.

Working Capital

	As at March 31, 2018	As at December 31, 2017
Total current assets	$31,219	$40,870
Total current liabilities	$1,537,614	$1,424,019
Working capital (deficit)	$(1,506,395)	$(1,383,149)

Our working capital decreased as of March 31, 2018, as compared to December 31, 2017, primarily due to our total current liabilities as of March 31, 2017, which were $1,537,614 as compared to total current liabilities of $1,424,019 as of December 31, 2017. The increase was primarily due to an increase in advances from related parties and accrued interest.

Cash Flows

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows used in Operating Activities	$—	$(166,580)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	—	131,602
Net Decrease in Cash During Period	$—	$(34,978)

Cash Flow from Operating Activities

During the three months ended March 31, 2018, our company used $0 in cash from operating activities, compared to $166,580 cash used in operating activities during the three months ended March 31, 2017. For the three months ended March 31, 2018 the Company incurred a net loss of $123,341, decrease in accounts payable and accrued liabilities of $10,012, depreciation of $95, expenses paid by a related party of $109,158, increase in accrued interest of $14,449, decrease in prepaid expenses of $9,750, and increase in loans and interest receivable of $99, which resulted in no cash being used in operations.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended March 31, 2018 or the three months ended March 31, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $0 for the three months ended March 31, 2018 compared to net cash provided by financing activities of $131,602 for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2017, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are in default with respect to a note issued to a related party that matured on August 16, 2016. The balance of this note plus accrued interest totaled $60,500 as of March 31, 2018.

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement.  The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $145,105 and $134,333 as of March 31, 2018, and December 31, 2017.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee was amortized over the period of the extension. A second extension was signed in October 2017 to extend the note to March 30, 2018. The note remains unpaid as of March 31, 2018, and is currently in default.

On December 12, 2016, the Company issued an unsecured promissory note to an investor for $2,200. The note bears interest at 5% and matured on June 30, 2017. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,639 as of March 31, 2018. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matured on March 14, 2018. The balance of this note plus interest totals $5,169 as of March 31, 2018 and is currently in default.

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals were $60,500 and $59,500 at March 31, 2018 and December 31, 2017, respectively.

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

ECO TEK 360, INC.
(Registrant)
Dated: May 14, 2018	/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Dated: May 14, 2018	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer)

