Form 10-Q
period 2018-06-30
ECO TEK 360 INC
filed 2018-08-20
CIK 1338929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52047
ECO TEK 360 INC.
(Exact name of registrant as specified in its charter)
Nevada				11-3746201
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
50 Division Street, Suite 501, Somerville, New Jersey				08876
(Address of principal executive offices)				(Zip Code)
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
19,528,927 common shares issued and outstanding as of August 17, 2018 and 200,000 shares of preferred stock issued and outstanding as at August 17, 2018

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECO TEK 360, INC. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017*
ASSETS	Unaudited
Current Assets
Cash and cash equivalents	$25,010	$—
Prepaid interest and deposits	5,833	35,333
Loan and interest receivable - related party	5,736	5,537
Total Current Assets	36,579	40,870

Property and equipment, net	1,303	1,493
TOTAL ASSETS	$37,882	$42,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$246,586	$282,820
Accrued compensation	476,250	476,250
Unsecured notes and accrued interest payable	187,303	172,050
Convertible notes and accrued interest - net of debt discount of $72,819	39,650	—
Convertible notes and accrued interest - related party	61,500	59,500
Advances from related parties	179,896	125,238
Related party loans and accrued interest	229,068	223,880
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,504,534	1,424,019

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 19,528,927 and 18,738,927 shares issued
and outstanding, 1,021,166 and 1,761,166 issuable as of June 30, 2018 and December 31, 2017, respectively	20,550	20,500
Additional paid-in capital	29,249,016	29,175,692
Stock subscription receivable	—	—
Accumulated deficit	(30,736,418)	(30,578,048)
Stockholders' deficit	(1,466,652)	(1,381,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,882	$42,363

*Derived from audited information.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	22,113	51,677	131,104	354,870
Consulting fees share expense	—	—	—	8,915
Stock based compensation	—	5,234	—	492,815
Gain on extinguishment of debt - related party	—	(130,859)	—	(130,859)
Total Operating Expenses	22,113	(73,948)	131,104	725,741

PROFIT (LOSS) FROM OPERATIONS	(22,113)	73,948	(131,104)	(725,741)

OTHER EXPENSE
Interest expense and financing costs	8,084	11,999	19,848	24,157
Interest expense - related parties	4,832	4,906	7,418	9,344
Total other expense	12,916	16,905	27,266	33,501

Profit (loss) from operations	(35,029)	57,043	(158,370)	(759,242)
Provision for income taxes	—	—	—	—

NET PROFIT (LOSS)	$(35,029)	$57,043	$(158,370)	$(759,242)

Net profit (loss) per share from operations	$(0.00)	$0.00	$(0.01)	$(0.04)
Net profit (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.04)

Weighted average common shares outstanding	20,503,390	19,238,877	20,501,750	19,231,778

The accompanying notes are an integral part of these unaudited condensed financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158,370)	$(759,242)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment - related party	—	(130,859)
Depreciation	190	190
Expenses paid for directly by related party	129,658	—
Amortization of debt discount	4,793	8,108
Stock based compensation expense	—	492,815
Stock issued for services	5,500	8,915
Non-cash expenses	2,500	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(36,234)	204,049
Accrued interest	22,473	17,575
Prepaid interest and deposits	29,500	(7,725)
Net cash provided by (used in) operating activities	10	(166,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and interest receivable	—	(20,290)
Net cash used in investing activities	—	(20,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Convertible promissory note	100,000	—
Proceeds from Related party loans	—	160,650
Proceeds from unsecured notes	—	10,000
Repayment of related party advance	(75,000)	(20,668)
Net cash provided by financing activities	25,000	149,982

Net increase (decrease) in cash and cash equivalents	25,010	(36,482)
Cash and cash equivalents - beginning of period	—	36,208
Cash and cash equivalents - end of period	$25,010	$(274)

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ECO TEK 360, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of June 30, 2018 and December 31, 2017, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of June 30, 2018 and December 31, 2017, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of June 30, 2018 and December 31, 2017, respectively.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,736,418 and $30,578,048 as of June 30, 2018 and December 31, 2017 and a working capital deficit of approximately $1.5 million and 1.4 million, respectively. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC and Pure361, LLC which are 51% owned.  All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361 and Leading Edge Fashions, LLC, had no operations, assets or liabilities as of June 30, 2018, or December 31, 2017. Because of this, a non-controlling interest is not reflected in these financial statements.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $190 and $190 for the six months ended June 30, 2018, and 2017, respectively.

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

 In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2018 and December 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2017.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of June 30, 2018, or December 31, 2017.

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

 Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC.  At June 30, 2018, and December 31, 2017, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of June 30, 2018 and December 31, 2017, the Company had 19,528,927 and 18,738,927 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of June 30, 2018, and December 31, 2017, the Company had 1,021,166 and 1,761,166 shares of common stock issuable, respectively.

In the year ended December 31, 2016, the Company issued 200,000 shares of its common stock at a value of $1.00 per share, in conjunction with the extension of the maturity date of the $100,000 note.  $150,000 was amortized as of September 2016, and $50,000 was amortized for the period ended August 31, 2017.

In March 2016, the Company issued 884,001 shares of its common stock at approximately $0.25 per share amounting to $250,000 to two individuals for monies received in 2015 from subscription agreements that were entered into with the Company in 2015.  115,100 shares remain issuable related to these subscription agreements as of June 30, 2018.

During the year ended December 31, 2017, the Company issued 29,766 common stock valued at $0.30 per share for $8,915 of consulting services.

In June 2017, the Company entered into a consulting agreement and agreed to issue 300,000 shares of fully vested common stock valued at $0.23 per share as of the execution date of the agreement. The consulting firm is required to provide services for one year from the date of its agreement with the Company. The total value of the common stock to be issued at $0.23 per share totaling $69,000 is amortized over the one year service period. As of June 30, 2018, prepaid consulting expense related to this agreement was fully expensed. In February 2018, 150,000 shares of common stock were issued to the consulting firm and 150,000 shares remain issuable as of the date these financial statements.

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

On June 15, 2018, 50,000 common shares were issued at a fair value of $5,500 as a commitment fee for the issuance of a $112,238 convertible note. In addition, the Company granted warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years.  The fair value of these warrants at the time they were granted was approximately $11,224 and was calculated using the Black-Scholes-Merton model.

Stock Options

In the six months ended June 30, 2017 the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the six months ended June 30, 2017 was $341,327. No stock options were issued during the six months ended June 30, 2018.

 The following assumptions were used for the options granted in the period ended June 30, 2017 are as follows:

At June 30, 2017
Fair values	$0.17 - $0.45
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	—
Risk-free interest rate	1.23%– 2.45%

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $149,355 and $134,333 as of June 30, 2018, and December 31, 2017.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee was amortized over the period of the extension. A second extension was signed in October 2017 to extend the note to March 30, 2018 and the interest rate was increased to 17% per annum. The note remains unpaid as of June 30, 2018, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of June 30, 2018 and December 31, 2017.

On December 12, 2016, the Company issued an unsecured promissory note to an investor for $2,200. The note bears interest at 5% and matured on June 30, 2017. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,729 as of June 30, 2018. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matured on March 14, 2018. The balance of this note plus interest totals $5,219 as of June 30, 2018 and is currently in default.

Convertible Notes Payable – Related Party

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals were $61,500 and $59,500 at June 30, 2018 and December 31, 2017, respectively.

Convertible Notes Payable

On June 15, 2018, The Company issued a convertible promissory note to an investor in the amount of $112,238, with an original issue discount of $9,738, convertible into common stock at the lower of $0.35 per share or 75% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company has accounted for this conversion provision under ASC 815-40-25 subsection 28 and therefore has treated the note as stock-settled debt. The Company recorded an additional liability for the value transferred to the noteholder by the ability of the noteholder to obtain a conversion price at a fixed discount to the trading price of the Company’s common stock in the amount of $37,413 and has treated that amount as a discount to the note and is amortization this discount over the life of the note to interest expense. The note bears interest at 5% per annum and matures on June 15, 2019. In connection with issuance of the note, the Company issued warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $11,224 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.11 and 273%, respectively. The total beneficial conversion feature discount recognized was $ 56,650. The total discount of $115,024 is being amortized over the term of the note.

The Company has amortized $4,793 of the debt discount during the six months ended June 30, 2018.

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

As of June 30, 2018, and December 31, 2017 current liabilities from discontinued operations includes $84,281 accounts payable. During the six months ended June 30, 2018 and 2017, the Company had no income or loss from discontinued operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June, 2018 the Company’s President paid on behalf of the Company $129,658 of expenses and was repaid $75,000. The President of the Company was owed $179,896 and $125,238 at June 30, 2018 and December 31, 2017, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859. The balance of these loans plus accrued interest was $229,068 and $223,880 at June 30, 2018 and December 31, 2017, respectively. These loans are currently unpaid and are in default.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. As of June 30, 2018, an amount of $5,736 is receivable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME.  EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection.  On April 13, 2016, the agreement was amended regarding the term and minimum royalties.  The royalty expense was $0 for the six months ended June 30, 2018. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is required to make twelve repayments totaling $37,500 to resolve all amounts outstanding. As of June 30, 2018, $10,394 is outstanding.

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

Potentially dilutive securities were comprised of the following:

	June 30,	June 30,
	2018	2017
Warrants	112,238	275,000
Options	2,650,000	2,650,000
Convertible notes payable, including accrued interest	809,750	50,000
	3,571,988	2,975,000

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company entered into a settlement agreement with True Beauty, LLC which controls the trademark EMME.  The Company paid $5,000 to settle all outstanding balances with True Beauty, LLC.

On August 15, 2018, the Company approved the issuance of 25,000 of common stock for the extension of an existing $100,000 promissory note.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Cheetah Enterprises, Inc. a Nevada corporation, and our wholly-owned subsidiaries Trident Merchant Group, Inc. and Progressive Fashions Inc., and our majority-owned subsidiary Pure361, LLC., unless otherwise indicated.

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

The Women’s Apparel Segment

On March 15, 2015 we entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME®. Under this licensing agreement we has the right to design, produce and market the EMME® Activewear Collection. We created a new wholly-owned subsidiary, Progressive Fashions Inc. in February 2016 for the purpose of desgining, producing and marketing the EMME® Activewear Collection.

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

Results of Operations

We have not earned any revenues from our inception on March 25, 2005 through June 30, 2018.

The following table provides selected financial data about our company for the six month period ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018	December 31, 2017	Change	%
Cash and cash equivalents	$25,010	$-	$25,010	100%
Prepaid interest and deposits	$5,833	$35,333	$(29,500)	-83%
Loan and interest receivable – related party	$5,736	$5,537	$199	4%
Property and equipment	$1,303	$1,493	$(190)	-13%
Total Assets	$37,882	$42,363	$(4,481)	-11%
Total Liabilities	$1,504,534	$1,424,019	$80,515	6%
Stockholders’ Deficit	$(1,466,652)	$(1,381,656)	$(84,996)	-6%

 The following summary of our results of operations, for the three and six months ended June 30, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending June 30, 2018 compared to three months ending June 30, 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	22,113	51,677	(29,564)	-57%
Stock based compensation	-	5,234	(5,234)	100%
Gain on extinguishment of debt – related party	-	(130,859)	130,859	100%
Profit (loss) from operations	$(22,113)	$73,948	$(96,061)	130%

For the three months ended June 30, 2018 we had revenue of $0 compared to revenue of $0 for the three months ended June 30, 2017.

For the three months ended June 30, 2018, we incurred $22,113 in general and administrative expenses and $0 consulting fees and option expense, resulting in a  loss from operations of $22,113. For the three months ended June 30, 2017, we incurred $51,677 in general and administrative expenses, $5,234 in stock based compensation, and a gain on extinguishment of debt – related party of $130,859, resulting in a profit from operations of $73,948.

During the three months ended June 30, 2018, other expenses included interest and financing costs of $8,084, and interest expense – related parties of $4,832, resulting in a net loss of $35,029. During the three months ended June 30, 2017, other expenses included interest and financing costs of $11,999, and interest expense – related parties of $4,906, resulting in a net profit of $57,043

Six months ending June 30, 2018 compared to Six months ending June 30, 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	131,104	354,870	(223,766)	-63%
Consulting fees share expense	-	8,915	(8,915)	100%
Stock based compensation	-	492,815	(492,815)	100%
Gain on extinguishment of debt – related party	-	(130,859)	130,859	100%
Profit (loss) from operations	$131,104	$725,741	$(594,637)	-82%

For the six months ended June 30, 2018 we had revenue of $0 compared to revenue of $0 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, we incurred $131,104 in general and administrative expenses, $0 in consulting fees and option expense, resulting in an operating loss of $131,104. For the six months ended June 30, 2017, we incurred $354,870 in general and administrative expenses, $8,915 in consulting fee share expense, $492,815 in stock based compensation, and a gain on extinguishment of debt – related party of $130,859, resulting in an operating loss of 725,741. During the six months ended June 30, 2018, other expenses included interest and financing costs of $19,848, and interest expense – related parties of $7,418, resulting in a net loss of $158,370. During the six months ended June 30, 2017, other expenses included interest and financing costs of $24,157, and interest expense – related parties of $9,344, resulting in a net loss of $759,242..

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017, respectively.

Working Capital

	June 30, 2018	December 31, 2017	Change	%
Current Assets	$36,579	$40,870	$(4,219)	-10%
Current Liabilities	$1,504,534	$1,424,019	$80,515	6%
Working Capital (deficit)	$(1,467,955)	$(1,383,149)	$(84,606)	-6%

Cash Flows

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from (used in) Operating Activities	$10	$(166,174)
Cash Flows from Investing Activities	-	(20,290)
Cash Flows from Financing Activities	25,000	149,982
Net Increase (Decrease) in Cash During Period	$25,010	$(36,482)

Our working capital decreased as of June 30, 2018, as compared to December 31, 2017, primarily due to our total current liabilities as of June 30, 2018, which were $1,504,534 as compared to total current liabilities of $1,424,019 as of December 31, 2017. The increase was primarily due to the issuance of a convertible promissory note.

Cash Flow from Operating Activities

During the six months ended June 30, 2018, our company generated $10 in cash from operating activities, compared to $166,174 cash used in operating activities during the six months ended June 30, 2017. The cash provided by operating activities for the six months ended June 30, 2018 was attributed to a net loss of $158,370, depreciation of $190, expenses paid for directly by related party of $129,658, amortization of debt discount of $4,793, stock issued for services of $5,500, non-cash expense of $2,500, as well as changes in accounts payable and accrued expenses of $36,234, accrued interest of $22,473, and prepaid interest and deposits of $29,500.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended June 30, 2018 compared to $20,290 used for investing activities for the six months ended June 30, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $25,000 for the six months ended June 30, 2018, including proceeds from issuance of convertible promissory note of $100,000, and repayment of related party advance of $75,000 compared to net cash from financing activities of $149,982 for the six months ended June 30, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 25, 2014, we issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016, we entered into a forbearance agreement.  Our company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%.  The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017.  The note and accrued interest was $149,355 and $134,333 as of June 30, 2018, and December 31, 2017.  The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee was amortized over the period of the extension. A second extension was signed in October 2017 to extend the note to March 30, 2018. The note remains unpaid as of June 30, 2018, and is currently in default.

On December 12, 2016, we issued an unsecured promissory note to an investor for $2,200. The note bears interest at 5% and matured on June 30, 2017. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,729 as of June 30, 2018. The notes are currently unpaid and in default.

On March 14, 2017, we issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matured on March 14, 2018. The balance of this note plus interest totals $5,219 as of June 30, 2018 and is currently in default.

In August 2015, we issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share.  The note bears an interest rate of 8% per annum and matured on August 8, 2016.  The note is currently unpaid and in default.  The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years.  The balance of this note plus accrued interest totals were $61,500 and $59,500 at June 30, 2018 and December 31, 2017, respectively.

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

ECO TEK 360, INC.
(Registrant)
Dated: August 20, 2018	/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Dated: August 20, 2018	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer)

