Form 10-Q
period 2018-09-30
ECO TEK 360 INC
filed 2018-11-19
CIK 1338929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-52047

_____________________________________

ECO TEK 360 INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	11-3746201 (I.R.S. Employer Identification Number)
50 Division Street, Suite 501 Somerville, New Jersey (Address of principal executive offices)	08876 (Zip Code)
800-289-2515 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [   ] No [ X ]

1

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,975,927 common shares issued and outstanding as of November 16, 2018 and 200,000 shares of preferred stock issued and outstanding as of November 16, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECO TEK 360, INC. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017*
ASSETS	Unaudited
Current Assets
Cash and cash equivalents	$261	$—
Prepaid interest and deposits	5,833	35,333
Loan and interest receivable - related party	5,836	5,537
Total Current Assets	11,930	40,870

Property and equipment, net	1,208	1,493
TOTAL ASSETS	$13,138	$42,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$234,491	$282,820
Accrued compensation	476,250	476,250
Unsecured notes and accrued interest payable	191,693	172,050
Convertible notes and accrued interest - net of debt discount of $81,475	69,809	—
Convertible notes and accrued interest - related party	62,500	59,500
Advances from related parties	191,619	125,238
Related party loans and accrued interest	231,670	223,880
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,542,313	1,424,019

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 19,718,927 and 18,738,927 shares issued
and outstanding, 953.666 and 1,761,166 issuable as of September 30, 2018 and December 31, 2017, respectively	20,673	20,500
Additional paid-in capital	29,264,843	29,175,692
Accumulated deficit	(30,814,891)	(30,578,048)
Stockholders' deficit	(1,529,175)	(1,381,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,138	$42,363

*Derived from audited information.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$29,866	$28,856	$160,970	$383,726
Consulting fees share expense	—	—	—	8,915
Stock based compensation	11,700	—	11,700	492,815
Gain on settlement of debt	(5,394)	—	(5,394)	—
Gain on extinguishment of debt - related party	—	—	—	(130,859)
Total Operating Expenses	36,172	28,856	167,276	754,597

LOSS FROM OPERATIONS	(36,172)	(28,856)	(167,276)	(754,597)

OTHER EXPENSE
Interest expense and financing costs	38,929	9,294	58,777	33,451
Interest expense - related parties	3,372	2,602	10,790	11,946
Total other expense	42,301	11,896	69,567	45,397

Profit (loss) from continuing operations	(78,473)	(40,752)	(236,843)	(799,994)
Provision for income taxes	—	—	—	—

NET PROFIT (LOSS)	$(78,473)	$(40,752)	$(236,843)	$(799,994)

Net profit (loss) per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.04)
Net profit (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted average common shares outstanding	20,670,376	19,032,355	20,537,346	19,164,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(236,843)	$(799,994)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment - related party	—	(130,859)
Gain on settlement of debt	(5,394)	—
Depreciation	285	285
Expenses paid for directly by related party	153,675	—
Amortization of debt discount	33,549	21,622
Stock based compensation expense	11,700	492,815
Stock issued for services	5,500	8,915
Non-cash interest	4,250	—
Non-cash expenses	2,500	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(42,935)	223,449
Accrued interest	31,868	23,775
Prepaid interest and deposits	29,500	(3,333)
Net cash used in operating activities	(12,345)	(163,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and interest receivable	—	(20,000)
Net cash used in investing activities	—	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Convertible promissory note, net	100,000	—
Proceeds from Related party loans	—	160,650
Proceeds from unsecured notes	—	10,000
Repayment of related party advance	(87,394)	(23,533)
Net cash provided by financing activities	12,606	147,117

Net increase (decrease) in cash and cash equivalents	261	(36,208)
Cash and cash equivalents - beginning of period	—	36,208
Cash and cash equivalents - end of period	$261	$—

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activity:
Related party loans converted to equity	$—	$106,541
Reduction of loans receivable, related party for payment of an accrued liability	$—	$12,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

ECO TEK 360, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Eco Tek 360, Inc. ("the Company") was incorporated in Nevada on March 25, 2005. As of September 30, 2018 and December 31, 2017, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company's Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of September 30, 2018 and December 31, 2017, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of September 30, 2018 and December 31, 2017, respectively.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $30,814,891 and $30,578,048 as of September 30, 2018 and December 31, 2017 and a working capital deficit of approximately $1.5 million and 1.4 million, respectively, and no revenue generating business at this time. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC and Pure361, LLC which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361 and Leading Edge Fashions, LLC, had no operations, assets or liabilities as of September 30, 2018, or December 31, 2017. Because of this, a non-controlling interest is not reflected in these financial statements.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $285 and $285 for the nine months ended September 30, 2018, and 2017, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2018, and December 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2017.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of September 30, 2018, or December 31, 2017.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At September 30, 2018, and December 31, 2017, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of September 30, 2018, and December 31, 2017, the Company had 19,718,927 and 18,738,927 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of September 30, 2018, and December 31, 2017, the Company had 953,666 and 1,761,166 shares of common stock issuable, respectively.

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

In June 2017, the Company entered into a consulting agreement and agreed to issue 300,000 shares of fully vested common stock valued at $0.23 per share as of the execution date of the agreement. The consulting firm is required to provide services for one year from the date of its agreement with the Company. The total value of the common stock to be issued at $0.23 per share totaling $69,000 is amortized over the one year service period. As of September 30, 2018, prepaid consulting expense related to this agreement was fully expensed. In February 2018, 150,000 shares of common stock were issued to the consulting firm and 150,000 shares remain issuable as of the date these financial statements.

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

On June 15, 2018, 50,000 common shares were issued at a fair value of $5,500 as a commitment fee for the issuance of a $112,238 convertible note. In addition, the Company granted warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was approximately $11,224 and was calculated using the Black-Scholes-Merton model (see Note 4).

On August 15, 2018, the Company issued 25,000 common shares valued at $0.17 per share for a total of $4,250 to extend the loans’ maturity date.

On August 20, 2018, the Company issued 97,500 common shares valued at $0.12 per share for a total of $11,700 as compensation to the president and CEO of the Company.

Stock Options

In the year ended December 31, 2017 the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the nine months ended September 30, 2017 was $341,327. No stock options were issued during the nine months ended September 30, 2018.

 The following assumptions were used for the options granted in the year ended December 31, 2017 are as follows:

For the year ended December 31, 2017
Fair values	$0.17 - $0.45
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	—
Risk-free interest rate	1.23%– 2.45%

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $153,605 and $134,333 as of September 30, 2018, and December 31, 2017. The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee was amortized over the period of the extension. A second extension was signed in October 2017 to extend the note to March 30, 2018 and the interest rate was increased to 17% per annum. The note remains unpaid as of September 30, 2018, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of September 30, 2018 and December 31, 2017, respectively.

On December 12, 2016, the Company issued an unsecured promissory note to an investor for $2,200. The note bears interest at 5% and matured on June 30, 2017. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,819 as of September 30, 2018. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matured on March 14, 2018. The balance of this note plus interest totals $5,269 as of September 30, 2018 and is currently in default.

Convertible Notes Payable – Related Party

In August 2015, The Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years. The balance of this note plus accrued interest totals were $62,500 and $59,500 at September 30, 2018 and December 31, 2017, respectively.

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

The Company has amortized $33,549 of the debt discount during the nine months ended September 30, 2018.

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

As of September 30, 2018, and December 31, 2017, current liabilities from discontinued operations includes $84,281 accounts payable. During the nine months ended September 30, 2018 and 2017, the Company had no income or loss from discontinued operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018 the Company’s President paid on behalf of the Company $153,675 of expenses and was repaid $87,394. The President of the Company was owed $191,619 and $125,238 at September 30, 2018 and December 31, 2017, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859. The balance of these loans plus accrued interest was $231,670 and $223,880 at September 30, 2018 and December 31, 2017, respectively. These loans are currently unpaid and are in default.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. As of September 30, 2018, an amount of $5,836 is receivable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME. EMME is a market pioneer and trusted voice of the "Full-Figured" market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection. On April 13, 2016, the agreement was amended regarding the term and minimum royalties. The royalty expense was $0 for the nine months ended September 30, 2018. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is required to make twelve repayments totaling $37,500 to resolve all amounts outstanding. For the nine months ended September 30, 2018, the Company entered into a settlement agreement with True Beauty, LLC which controls the trademark EMME. The Company paid $5,000 to settle all outstanding balances with True Beauty, LLC. As a result, the Company recorded gain on settlement of debt of $5,394.

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

Potentially dilutive securities were comprised of the following:

	September 30,	September 30,
	2018	2017
Warrants	112,238	275,000
Options	2,650,000	2,650,000
Convertible notes payable, including accrued interest	809,750	50,000
	3,571,988	2,975,000

NOTE 9 – SUBSEQUENT EVENTS

In October 2018, the Company issued 202,500 common shares valued at $0.15 for $30,375 as compensation to the president and CEO of the Company.

In October 2018, the Company issued 19,500 common shares valued at $0.15 for $2,925 of consulting services.

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

The Women’s Apparel Segment

On March 15, 2015 we entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME®. Under this licensing agreement we had the right to design, produce and market the EMME® Activewear Collection. We created a new wholly-owned subsidiary, Progressive Fashions Inc. in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. The agreement with True Beauty was terminated June 2017. Progressive Fashions Inc. has not commenced operations to date.

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

In May of 2015, we created a new limited liability company, Pure361, LLC (“Pure361”) of which our company owns 51% and Pure Systems International, Ltd. owns 49%. Pure361 has the exclusive licensee to use Pure System International Ltd.’s patented Rejuvenated Fiber in conjunction with the commercial uniform marketplace and other market verticals. Pure 361 has not commenced operations to date.

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

Results of Operations

The following table provides selected financial data about our company for the nine month period ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018	December 31, 2017	Change	%
Cash and cash equivalents	$261	$—	$261	—
Prepaid interest and deposits	$5,833	$35,333	$(29,500)	(83%)
Loan and interest receivable – related party	$5,836	$5,537	$299	5%
Property and equipment	$1,208	$1,493	$(285)	(19%)
Total Assets	$13,138	$42,363	$(29,225)	(69%)
Total Liabilities	$1,542,313	$1,424,019	$118,294	8%
Stockholders’ Deficit	$(1,529,175)	$(1,381,656)	$(147,519)	11%

The following summary of our results of operations, for the three and nine months ended September 30, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending September 30, 2018 compared to three months ending September 30, 2017:

	Three Months Ended
	September 30,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
			—	—
Operating Expenses			—	—
General and administrative expenses	29,866	28,856	1,010	4%
Stock based compensation	11,700	—	11,700	—
Gain on settlement of debt	(5,394)	—	(5,394)	—
Other income (expense)	(42,301)	(11,896)	(30,405)	256%
Net profit (loss)	$(78,473)	$(40,752)	$(37,721)	93%
16

For the three months ended September 30, 2018 we had revenue of $0 compared to revenue of $0 for the three months ended September 30, 2017.

For the three months ended September 30, 2018, we incurred $29,866 in general and administrative expenses, stock-based compensation of $11,700, gain on settlement of debt of $5,394 and other expenses of $42,301, resulting in a net loss of $78,473. For the three months ended September 30, 2017, we incurred $28,856 in general and administrative expenses and other expense of $11,896, resulting in a net loss of $40,752.

Nine months ending September 30, 2018 compared to Nine months ending September 30, 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change	%
Revenue	$—	$—	$—	—
			—	—
Operating Expenses			—	—
General and administrative expenses	160,970	383,726	(222,756)	(58%)
Consulting fees share expense	—	8,915	(8,915)
Stock based compensation	11,700	492,815	(481,115)	(98%)
Gain on settlement of debt	(5,394)	—	(5,394)	—
Gain on extinguishment of debt - related party	—	(130,859)	130,859	(100%)
Other income (expense)	(69,567)	(45,397)	(24,170)	53%
Net profit (loss)	$(236,843)	$(799,994)	$563,151	(70%)

For the nine months ended September 30, 2018 we had revenue of $0 compared to revenue of $0 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, we incurred $160,970 in general and administrative expenses, $11,700 in stock based compensation, gain on settlement of debt of $5,394 and other expense of $69,567, resulting in net loss of $236,843. For the nine months ended September 30, 2017, we incurred $383,726 in general and administrative expenses, $8,915 in consulting fee share expense, $492,815 in stock based compensation, a gain on extinguishment of debt – related party of $130,859 and other expense of $45,397, resulting in a net loss of $799,994.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and December 31, 2017, respectively.

Working Capital

	September 30, 2018	December 31, 2017	Change	%
Current Assets	$11,930	$40,870	$(28,940)	(71%)
Current Liabilities	$1,542,313	$1,424,019	$118,294	8%
Working Capital (deficit)	$(1,530,383)	$(1,383,149)	$(147,234)	11%

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017	Change
Cash Flows used in Operating Activities	$(12,345)	$(163,325)	$150,980
Cash Flows from Investing Activities	$—	$(20,000)	20,000
Cash Flows from Financing Activities	$12,606	$147,117	(134,511)
Net Change in Cash During Period	$261	$(36,208)	$36,469

Our working capital deficit increased as of September 30, 2018, as compared to December 31, 2017, primarily due to our total current liabilities as of September 30, 2018, which were $1,542,313 as compared to total current liabilities of $1,424,019 as of December 31, 2017. The increase was primarily due to an increase in convertible note and advances from related parties.

Cash Flow from Operating Activities

During the nine months ended September 30, 2018, our company used $12,345 in cash from operating activities, compared to $163,325 cash used in operating activities during the nine months ended September 30, 2017. The cash used from operating activities for the nine months ended September 30, 2018 was attributed to a net loss of $236,843 of which $206,065 arose from non-cash expenses and we generated cash flow of $18,433 from the net increase in operating assets and liabilities.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended September 30, 2018 compared to $20,000 used for investing activities for the nine months ended September 30, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $12,606 for the nine months ended September 30, 2018 compared to net cash from financing activities of $147,117 for the nine months ended September 30, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $153,605 and $134,333 as of September 30, 2018, and December 31, 2017. The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee was amortized over the period of the extension. A second extension was signed in October 2017 to extend the note to March 30, 2018 and the interest rate was increased to 17% per annum. The note remains unpaid as of September 30, 2018, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of September 30, 2018 and December 31, 2017.

On December 12, 2016, the Company issued an unsecured promissory note to an investor for $2,200. The note bears interest at 5% and matured on June 30, 2017. On January 11, 2017 the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,819 as of September 30, 2018. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matured on March 14, 2018. The balance of this note plus interest totals $5,269 as of September 30, 2018 and is currently in default.

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

ECO TEK 360, INC.
(Registrant)
Dated: November 19, 2018	/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Dated: November 19, 2018	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher Giordano, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Eco Tek 360, Inc.;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.            I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)            Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)            Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)            Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.            I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)            All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 19, 2018

/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Serbiak, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Eco Tek 360, Inc.;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.            I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)            Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)            Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)            Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.            I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)            All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 19, 2018

/s/ Paul Serbiak
Paul Serbiak
(Principal Financial Officer)
Chief Executive Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Christopher Giordano, President, of Eco Tek 360, Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   the quarterly report on Form 10-Q of Eco Tek 360, Inc. for the period ended September 30, 2018 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Eco Tek 360, Inc.

Date: November 19, 2018

/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Eco Tek 360, Inc. and will be retained by Eco Tek 360, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Paul Serbiak, Chief Executive Officer, of Eco Tek 360, Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   the quarterly report on Form 10-Q of Eco Tek 360, Inc. for the period ended September 30, 2018 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Eco Tek 360, Inc.

Date: November 19, 2018

/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Eco Tek 360, Inc. and will be retained by Eco Tek 360, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.