Form 10-K
period 2018-12-31
ECO TEK 360 INC
filed 2019-04-16
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52047

ECO TEK 360 INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Division Street, Suite 501, Somerville, New Jersey	08876
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 390-0072

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, was $2,267,231 based on a $0.20 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

18,444,015 common shares as of April 16, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We have used the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements. These forward-looking statement are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	General economic and industry conditions;
•	Out history of losses, deficits and negative operating cash flows;
•	Our limited operating history;
•	Industry competition;
•	Environmental and governmental regulation;
•	Protection and defense of our intellectual property rights;
•	Reliance on, and the ability to attract, key personnel;
•	Other factors including those discussed in “Risk Factors” in this annual report on Form 10-K and our incorporated documents.

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

In this annual report on Form 10-K, the terms “ECTX,” “Company,” “we,” “us” and “our” refer to Eco Tek 360, Inc. and its subsidiaries.

General Overview

Eco Tek 360, Inc. was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.”. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

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

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have any assets or liabilities as of December 31, 2018 and 2017 respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. ("PFI") in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement in order to focus resources on the Rejuvenated Uniform Segment. PFI has generated no revenue to date, nor did it have any assets or liabilities  as of December 31, 2018 and 2017 respectively.

Our address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our corporate website is http://ecotek360.com/.

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

Competition

In the uniform and related products segment, we will compete with many firms, including corporations with large divisions, many of these companies have great financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. The nature and degree of competition varies with the customer and the market. Industry statistics are not available.

Competitive pricing may require us to reduce our future prices, which would impact future profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

Seasonality

We do not have a seasonal business cycle.

Employees

We have no employees. Our officers and directors furnish their time to the development of the Company at no cost and intend to do whatever work is necessary in order to generate revenues. We do not foresee hiring any employees in the near future.

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently own any intellectual property.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed for quotation on the OTC Markets under the symbol “ECTX”.

Our shares are issued in registered form. Signature Stock Transfer, Inc., 114673 Midway Road, Suite 220, Addison TX 75001 (Telephone: (972) 612-4120) is the registrar and transfer agent for our common shares.

On April 16, 2019, the shareholders’ list showed 207 registered shareholders with 18,444,015 common stock outstanding.

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

We did not sell any equity securities during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2018, which are included herein.

	December 31, 2018	December 31, 2017	Change	%
Cash and cash equivalents	$29,310	$-	$29,310	-
Prepaid interest and deposits	$21,311	$35,333	$(14,022)	(40)%
Loan and interest receivable – related party	$-	$5,537	$(5,537)	(100)%
Property and equipment	$1,113	$1,493	$(380)	(25)%
Total Assets	$51,734	$42,363	$9,371	22%
Total Liabilities	$1,718,520	$1,424,019	$294,501	21%
Stockholders’ Deficit	$(1,666,786)	$(1,381,656)	$(285,130)	21%

The following summary of our results of operations, for the year ended December 31, 2018, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Years Ended
	December 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	242,858	295,001	(52,143)	(18)%
Consulting fees share expense – related party	60,493	45,615	14,878	33%
Officer compensation	25,000	-	25,000	-
Stock based compensation	11,700	585,360	(573,660)	(98)%
Gain on settlement of debt	(5,394)	-	(5,394)	-
Gain on extinguishment of debt - related party	-	(130,859)	130,859	(100)%
Other income (expense)	(110,597)	(52,038)	(58,559)	113%
Net profit (loss)	$(445,254)	$(847,155)	$401,901	(47)%

For the year ended December 31, 2018 and December 31, 2017, we had no revenue.

For the year ended December 31, 2018, we incurred $242,858 in general and administrative expenses, stock-based compensation of $11,700, gain on settlement of debt of $5,394 and other expenses of $110,597, resulting in a net loss of $445,254. For the year ended December 31, 2017, we incurred $295,001 in general and administrative expenses, stock based compensation of $585,360, gain on extinguishment of debt of $130,859 and other expense of $52,038, resulting in a net loss of $847,155. The decrease in net loss during year 2018 compared to year 2017 was mainly attributed to the decrease in stock based compensation.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and December 31, 2017, respectively.

Working Capital

	December 31, 2018	December 31, 2017	Change	%
Current Assets	$50,621	$40,870	$9,751	24%
Current Liabilities	$1,718,520	$1,424,019	$294,501	21%
Working Capital (deficit)	$(1,667,899)	$(1,383,149)	$(284,750)	21%

Cash Flows

	Years Ended
	December 31,
	2018	2017	Change
Cash Flows used in Operating Activities	$(3,246)	$(122,851)	$119,605
Cash Flows used in Investing Activities	$-	$(20,000)	20,000
Cash Flows provided by Financing Activities	$32,556	$106,643	(74,087)
Net Change in Cash During Period	$29,310	$(36,208)	$65,518

Our working capital deficit increased as of December 31, 2018, as compared to December 31, 2017 due to the increase in our total current liabilities attributed to the increase in convertible notes and advances from related parties.

Cash Flow from Operating Activities

During the year ended December 31, 2018, net cash used in operating activities was $3,246, compared to $122,851 cash used in operating activities during the year ended December 31, 2017.

The net cash provided by operating activities for the year ended December 31, 2018 was attributed to a net loss of $445,254, increased by gain on settlement of debt of $5,394 and a decrease in accounts payable and accrued expenses, offset by depreciation of $380, expenses paid for directly by related party of $250,802, amortization of debt discount of $62,305, amortization of commitment fee of $5,500, stock based compensation expense – related party of $11,700, stock issued for services of $37,500, stock issued for extension of note of $4,250, non-cash expenses of $2,500, an increase in accrued compensation of $25,000, an increase in accrued interest of $41,463, a decrease in prepaid interest and deposits of $14,022 and a decrease in loans and interest receivable of $5,537.

The net cash used in operating activities for the year ended December 31, 2017 was attributed to a net loss of $847,155, increased by gain on settlement of debt of $130,859 and an increase in prepaid interest and deposits of $833, offset by depreciation of $380, expenses paid for directly by related party of $164,660, amortization of debt discount of $21,622, stock based compensation expense of $585,360, stock issued for services of $45,615, an increase in accounts payable and accrued expenses of $7,300, an increase in accrued interest of $31,059.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the year ended December 31, 2018 compared to $20,000 used for investing activities during the year ended December 31, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $32,556 for the year ended December 31, 2018 attributed to proceeds from issuance of convertible promissory note of $100,000 and $20,000 in proceeds from a subscription payable offset by repayment of related party advances of $87,444, as compared to net cash from financing activities of $106,643 for the year ended December 31, 2017 attributed to the proceeds from related party loan of $160,650 and proceed from unsecured notes of $10,000, offset by repayment of related party advances of $64,007.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $31,023,302 and $30,578,048 as of December 31, 2018 and December 31, 2017, respectively, which include net losses of $445,254 and $847,155 for the years ended December 31, 2018, and 2017, respectively. In addition as of December 31, 2018 and 2017, the Company had a working capital deficit of $1,667,899 and $1,383,149 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as included in this Annual Report, for disclosures regarding the Company’s critical accounting policies and estimates.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eco Tek 360, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Eco Tek 360, Inc. and it’s subsidiaries   (the “Company”) as of December 31, 2018 and December 31, 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2018 and December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company has incurred losses since inception, has an accumulated deficit of $31,023,302 and a cash balance of approximately $29,000 as of December 31, 2018 and needs to raise substantial amounts of additional funds to meet its obligations and commence its operations.   These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

April 16, 2019

We have served as the Company’s auditor since 2016.

ECO TEK 360, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$29,310	$-
Prepaid interest and deposits	21,311	35,333
Loan and interest receivable - related party (net of allowance for doubtful accounts of $5,936)	-	5,537
Total Current Assets	50,621	40,870

Property and equipment, net	1,113	1,493
TOTAL ASSETS	$51,734	$42,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$263,869	$282,820
Accrued compensation	501,250	476,250
Unsecured notes and accrued interest payable	196,083	172,050
Convertible notes and accrued interest - net of debt discount of $52,720	99,968	-
Convertible notes and accrued interest - related party	63,500	59,500
Advances from related parties	255,296	125,238
Related party loans and accrued interest	234,273	223,880
Subscription payable	20,000	-
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,718,520	1,424,019

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 19,975,927 and 18,738,927 shares issued
and outstanding, 1,168,666 and 1,761,166 issuable as of December 31, 2018 and 2017, respectively	21,145	20,500
Additional paid-in capital	29,335,171	29,175,692
Accumulated deficit	(31,023,302)	(30,578,048)
Stockholders’ deficit	(1,666,786)	(1,381,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,734	$42,363

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
	2018	2017

OPERATING EXPENSES
General and administrative	$242,858	$295,001
Consulting fees share expense	60,493	45,615
Officer compensation	25,000	-
Stock based compensation – related party	11,700	585,360
Gain on settlement of debt	(5,394)	-
Gain on extinguishment of debt - related party	-	(130,859)
Total Operating Expenses	334,657	795,117

LOSS FROM OPERATIONS	(334,657)	(795,117)

OTHER EXPENSE
Interest expense and financing costs	96,205	37,490
Interest expense - related parties	14,392	14,548
Total other expense	110,597	52,038

Loss from continuing operations	(445,254)	(847,155)
Provision for income taxes	-	-

NET LOSS	$(445,254)	$(847,155)

Net loss per share	$(0.02)	$(0.04)

Weighted average common shares outstanding	20,795,800	20,161,820

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Class B Preferred Stock		Common Stock		Additional		Stock	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Stockholders’ Deficiency

Balance - December 31, 2016	200,000	$200	20,080,327	20,080	$28,410,437	$(29,730,893)	$(10,000)	$(1,310,176)
Common stock issued for compensation	-	-	-	-	-			-
Common stock issued for consulting services	-	-	29,766	30	8,885	-	-	8,915
Common stock issuable for settlement of payables	-	-	310,000	310	70,890	-	-	71,200
Options issued for consulting services	-	-	-	-	585,360	-	-	585,360
Write-off of subscription receivable	-	-	-		(10,000)	-	10,000	-
Common stock - cancelled	-	-	(500,000)	(500)	500	-	-	-
Common stock issued for debt settlement	-	-	580,000	580	109,620	-	-	110,200
Net loss	-	-	-	-	-	(847,155)	-	(847,155)
Balance - December 31, 2017	200,000	$200	20,500,093	20,500	$29,175,692	$(30,578,048)	$-	$(1,381,656)
Common stock issued for consulting services	-	-	250,000	250	37,250	-	-	37,500
Stock based compensation	-	-	97,500	98	11,602	-	-	11,700
Common stock issued for repayment of related party loan	-	-	222,000	222	33,078	-	-	33,300
Common stock issued for extension of note	-	-	25,000	25	4,225	-	-	4,250
Common stock issued for financing commitment fee	-	-	50,000	50	5,450	-	-	5,500
Debt discount - Convertible promissory note and warrants	-	-	-	-	67,874	-	-	67,874
Net loss	-	-	-	-	-	(445,254)	-	(445,254)
Balance - December 31, 2018	200,000	$200	21,144,593	21,145	$29,335,171	$(31,023,302)	$-	$(1,666,786)

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(445,254)	$(847,155)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment - related party	-	(130,859)
Gain on settlement of debt	(5,394)	-
Depreciation	380	380
Expenses paid for directly by related party	250,802	164,660
Amortization of debt discount	62,305	21,622
Amortization of commitment fee	5,500	-
Stock based compensation expense – related party	11,700	585,360
Stock issued for services	37,500	45,615
Stock issued for extension of note	4,250	-
Non-cash expenses	2,500	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,557)	7,300
Accrued compensation	25,000	-
Accrued interest	41,463	31,059
Prepaid interest and deposits	14,022	(833)
Allowance of loans and interest receivable – related party	5,537	-
Net cash used in operating activities	(3,246)	(122,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and interest receivable – related party	-	(20,000)
Net cash used in investing activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Convertible promissory note, net	100,000	-
Proceeds from Related party loans	-	160,650
Proceeds from unsecured notes	-	10,000
Proceeds from subscription payable	20,000	-
Repayment of related party advance	(87,444)	(64,007)
Net cash provided by financing activities	32,556	106,643

Net increase (decrease) in cash and cash equivalents	29,310	(36,208)
Cash and cash equivalents - beginning of period	-	36,208
Cash and cash equivalents - end of period	$29,310	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Related party loans converted to equity	$-	$110,200
Shares issued for related party loan	$33,300	$-
Increase in prepaid expense from stock issuance	$-	$34,500
Beneficial conversion feature	$56,650	-
Warrant granted in conjunction with convertible notes recognized as debt discount	$11,224	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO TEK 360, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Eco Tek 360, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of December 31, 2018 and December 31, 2017, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of the Company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of December 31, 2018 and 2017, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of December 31, 2018 and 2017, respectively.

The Company created a new incorporation, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of December 31, 2018 and 2017, respectively.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $31,023,302 and $30,578,048 as of December 31, 2018 and 2017, respectively, which include net losses of $445,254 and $847,155 for the years ended December 31, 2018, and 2017, respectively. In addition as of December 31, 2018 and 2017, the Company had a working capital deficit of $1,667,899 and $1,383,149 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and ECO CHAIN 360, Inc., had no operations, assets or liabilities as of December 31, 2018 or 2017. Because of this, a non-controlling interest is not reflected in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $380 and $380 for the years ended December 31, 2018 and 2017, respectively.

Prepaid interest and deposits

Prepaid interest and deposits consist of prepaid consulting fees, debt discounts, amounts paid for deposits on property, plant and equipment and other prepaid items. Prepaid interest is amortized over the life of the related liability.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not that such deferred tax asset will be unable to be utilized.

The Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2018 and 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2018.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of December 31, 2018, or December 31, 2017.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At December 31, 2018 and 2017, the Company had no amounts in excess of the FDIC limit.

New Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

NOTE 3 – CAPITAL STOCK

Preferred Stock

The Company has designated a “Class B Convertible Preferred Stock” (the “Class B Preferred”). The number of authorized shares totals 1,000,000 and the par value is $.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at the rate of 8% per annum, and are accrued daily. The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

During the fourth quarter, 2011, 200,000 shares of the Series B Preferred Stock were issued to a related party for reimbursement of $7,500 of legal and accounting fees paid on behalf of the Company.

Common Stock

As of December 31, 2018 and 2017, the Company had 19,975,927 and 18,738,927 shares of its $0.001 par value common stock issued and outstanding, respectively.   In addition, as of December 31, 2018 and 2017, the Company had 1,168,666 and 1,761,166 shares of common stock issuable, respectively.

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

The following assumptions were used for the warrants granted in June 2018 are as follows:

Fair value of common stock at measurement date	$0.11
Expected term at issuance	2 years
Expected average volatility	273%
Expected dividend yield	-
Risk-free interest rate	2.55%

The below table summarizes the activity of warrants exercisable for common shares during the year ended December 31, 2018 and 2017:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2016	275,000	$0.59
Granted	-	-
Exercised	-	-
Forfeited	(25,000)	1.50
Balance as of December 31, 2017	250,000	0.50
Granted	112,238	0.35
Exercised	-	-
Forfeited	(250,000)	0.50
Balance as of December 31, 2018	112,238	0.35

The following table summarizes information relating to outstanding and exercisable stock warrants as of December 31, 2018:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares
112,238	1.45	$0.35	112,238

During the year ended December 31, 2018, the Company issued common shares as follows,

•	On June 15, 2018, 50,000 common shares were issued at a fair value of $5,500 as a commitment fee for the issuance of a $112,238 convertible note. In addition, the Company granted warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was approximately $11,224 and was calculated using the Black-Scholes-Merton model (see Note 4).
•	On August 15, 2018, the Company issued 25,000 common shares valued at $0.17 per share for a total of $4,250 to extend the loans’ maturity date.
•	On August 20, 2018, the Company issued 97,500 common shares valued at $0.12 per share for a total of $11,700 as compensation to the president and CEO of the Company.
•	In October 2018, the Company issued 222,000 common shares valued at $0.15 for $33,300 to repay the loan from the President and Director of the Company.
•

In April 2018, the Company issued 250,000 common shares valued at $0.15 for $37,500 for consulting services which is being amortized over the one year service period.  As of December 31, 2018, prepaid consulting expense related to this agreement was $11,507.

During the year ended December 31, 2017, the Company issued common shares as follows,

•	During the year ended December 31, 2017, the Company issued 29,766 common stock valued at $0.30 per share for $8,915 of consulting services.
•	In June 2017, the Company entered into a consulting agreement and agreed to issue 300,000 shares of fully vested common stock valued at $0.23 per share as of the execution date of the agreement. The consulting firm is required to provide services for one year from the date of its agreement with the Company. The total value of the common stock to be issued at $$0.23 per share totaling $69,000 is being amortized over the one year service period. As of December 31, 2017, prepaid consulting expense related to this agreement was $34,500. In February 2018, 150,000 shares of common stock were issued to the consulting firm and 150,000 shares remain issuable as of the date these financial statements.
•	In December 2017, the Company agreed to issue 10,000 shares of fully vested common stock valued at $0.22 per share for $2,200 of consulting services. In January 2018, the 10,000 shares of common stock were issued to the consulting firm.
•	On February 14, 2017, the Chief Technical Officer resigned. On June 8, 2017, the Company authorized the cancellation of 500,000 shares held by the Chief Technical Officer. As of December 31, 2017 the shares were voluntarily returned, and were cancelled by the Company in August 2017.
•	$241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares (see Note 6).

Stock Options

During the year ended December 31, 2017 the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870. No stock options were issued during the year ended December 31, 2018.

The following assumptions were used for the options granted in the period ended December 31, 2017 are as follows:

For the year ended December 31, 2017
Fair values	$0.17 - $0.45
Exercise price	$0.17-$1.50
Expected term at issuance	2 - 10 years
Expected average volatility	75.93% to 85.41%
Expected dividend yield	—
Risk-free interest rate	1.23%– 2.45%

A summary of the change in stock purchase options outstanding for the period ended December 31, 2018 and 2017 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2016	-	-	-	-
Options issued	2,650,000	$0.33	$0.30	6.26
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2017	2,650,000	$0.33	$0.30	6.26
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2018	2,650,000	$0.33	$0.30	5.26

The following table shows information on our vested and unvested options outstanding during the year ended December 31, 2018 and 2017:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2016, unvested	-	-	-	-
Options issued	2,650,000	$0.33	$0.30	6.26
Options vested	2,650,000	$0.33	$0.30	6.26
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2017, unvested	-	$-	$-	-

Balance - December 31, 2018, unvested	-	$-	$-	-

As of December 31, 2018 and December 31, 2017, the intrinsic value of 350,000 options was $56,990 and $42,990, respectively.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $157,855 and $134,333 as of December 31, 2018 and 2017. The initial extension fee was amortized ratably over the extension period of 180 days. The subsequent extension fee is amortized over the period of the extension. During the years ended December 31, 2018 and 2017, the amortization expense on the extension fees were $0 and $21,622, respectively. The note remains unpaid as of December 31, 2018, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of December 31, 2018 and 2017.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,909 and $7,557 as of December 31, 2018 and 2017, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,319 and $5,160 as of December 31, 2018 and 2017, respectively and is currently in default.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note was also issued with a warrant for this investor to purchase 25,000 shares of common stock at $1.50 for a period of 2 years valued at approximately $3,909. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $63,500 and $59,500 at December 31, 2018 and 2017, respectively.

Convertible Notes Payable

On June 15, 2018, The Company issued a convertible promissory note to an investor in the amount of $112,238, with an original issue discount of $9,738, convertible into common stock at the lower of $0.35 per share or 75% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company has accounted for this conversion provision under ASC 815-40-25 subsection 28 and therefore has treated the note as stock-settled debt. The Company recorded an additional liability for the value transferred to the note holder by the ability of the note holder to obtain a conversion price at a fixed discount to the trading price of the Company’s common stock in the amount of $37,413 and has treated that amount as a discount to the note and is amortization this discount over the life of the note to interest expense. The note bears interest at 5% per annum and matures on June 15, 2019. In connection with issuance of the note, the Company issued warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $11,224 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.11 and 273%, respectively. The total beneficial conversion feature discount recognized was $56,650. The total discount of $115,024 is being amortized over the term of the note.

The Company has amortized $62,305 of the debt discount during the year ended December 31, 2018.

As of December 31, 2018, the balance of this note plus accrued interest was $99,968, net of debt discount of $52,720.

Subscription Payable

In December 2018, the Company received $20,000 as a prepayment related to a future private placement offering.

NOTE 5 – DISCONTINUED OPERATIONS

During 2014, the Company’s Leading Edge Fashions, LLC retail businesses, of which it owned 51%, was classified as discontinued operations. Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined that this business did not align with the Company’s long-term growth plans.

As of December 31, 2018, and 2017 current liabilities from discontinued operations includes $84,281 accounts payable.

During the year ended December 31, 2018 and 2017, the Company had no income or loss from discontinued operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018 and 2017, the Company’s President paid on behalf of the Company $227,214 and $164,660 of expenses and was repaid $87,444 and $64,007, respectively.  The Company settled $33,300 of advances by issuing to the president of the Company 222,000 shares of common stock valued at $0.15 per share. The President of the Company was owed $231,708 and $125,238 at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the CEO and Director of the Company made advancement of $23,588 to the Company.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017.  The balance of these notes and accrued interest were $234,273 and $223,880 as of December 31, 2018 and 2017, respectively.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. During the year ended December 31, 2018, the loan balance of $5,936 was determined to be uncollectible and an allowance for doubtful accounts was set up for the full amount of the receivable.

During the year ended December 31, 2018, the Company incurred signing bonus of $25,000 to a newly appointed CTO hired in December 2018.

NOTE 7 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $14,265,000 at December 31, 2018, and will expire in the years 2027 through 2037.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Income tax benefit (federal and state)	$(94,000)	$(262,000)
Change in deferred tax rate - Federal Tax Reform	1,804,000	-
Non-deductible items	11,000	202,000
Change in valuation allowance	(1,721,000)	60,000
Income tax benefit	$-	$-

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Net operating loss carryforward	$14,265,000	$13,874,000
Effective tax rate	21%	34%
Deferred tax asset	2,996,000	4,717,000
Less: Valuation allowance	2,996,000	4,717,000
Net deferred asset	$-	$-

The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME. EMME is a market pioneer and trusted voice of the “Full-Figured” market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection. On April 13, 2016, the agreement was amended regarding the term and minimum royalties. The royalty expense was $0 for the year ended December 31, 2018. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is required to make twelve repayments totaling $37,500 to resolve all amounts outstanding. For the year ended December 31, 2018, the Company entered into a settlement agreement with True Beauty, LLC which controls the trademark EMME. The Company paid $5,000 to settle all outstanding balances with True Beauty, LLC. As a result, the Company recorded gain on settlement of debt of $5,394.

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of December 31, 2018 and 2017 for the following:

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

Potentially dilutive securities were comprised of the following:

	December 31,	December 31,
	2018	2017
Warrants	112,238	250,000
Options	2,650,000	2,650,000
Convertible notes payable, including accrued interest	943,794	59,500

	3,706,032	2,959,500

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

In January 2019, a convertible noteholder converted $10,000 of the debt outstanding at $0.14 per share into a total of 70,588 shares. The Company made payments totaling $135,000 to repay the balance due on the convertible note.

In January 2019, the Company entered into a service agreement with Codezeroes Technology Pvt. Ltd. to create an exchange for the fiber market.

In January 2019, the Company issued a convertible promissory note in the amount of $86,250, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the note or 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The note bears interest at 12% per annum and matures on October 3, 2019.

In January 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $3,000, convertible into common stock at the lower of $0.21 per share or 35% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The note bears interest at 5% per annum and matures on January 16, 2020.

In January 2019, the Company issued a convertible promissory note in the amount of $58,000, with an original issue discount of $5,000, convertible into common stock at a price of 60% of the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the notice of conversion. The note bears interest at 10% per annum and matures on January 23, 2020.

In January 2019, the Company received $5,000 as a prepayment related to a future private placement offering.

In January 2019, the CEO of the Company advanced $25,000 to the Company as a prepayment for a future private placement offering.

In February 2019, the Company issued a convertible promissory note in the amount of $45,500, with an original issue discount of $4,000, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the note or 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The note bears interest at 12% per annum and matures on October 25, 2019.

On March 1, 2019, ECOTEK 360, INC signed an agreement with Issuance Inc/CROWDFUNDX www.issuance.com www.crowdfundx.io to raise $3,000,000 in equity for its ECOCHAIN 360 subsidiary.  The monies will be used to finish building an “exchange platform” based on blockchain technology for the trading of textile fiber products bringing substantial efficiency and cost savings as an alternative to the status quo.

In March 2019, the Company received $25,000 as a prepayment related to a future private placement offering.

In March 2019, the Company received $25,000 as a prepayment related to a future private placement offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Andrieni	Director	67	February 26, 2015
Michael A. Breen	Director	59	September 16, 2014
Christopher H. Giordano	President and Director	63	August 4, 2010
Simon Graj	Director	68	January 23, 2017
Paul Serbiak	CEO, Treasurer and Director	61	February 26, 2015
Scott Todd	Director	61	January 23, 2017
Peter Vazquez	Secretary	44	February 14, 2018

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

Our company believes that Mr. Andrieni’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Michael A. Breen - Director

Mr. Breen has been serving as a member of our Board of Directors since September 16, 2014. Since 1991, Mr. Breen has been practicing law in his own private practice with offices in Bowling Green and Scottsville, Kentucky. Mr. Breen graduated from the University of Kentucky College of Law in Lexington, Kentucky in 1983. In 1980, Mr. Breen earned a B.A. from the University of Kentucky, in Lexington, Kentucky and was Phi Beta Kappa. Mr. Breen is a member of the Kentucky and Tennessee Bar Associations. Mr. Breen’s career has been marked by a number of noteworthy accomplishments. In 1995, Mike was certified as a civil trial specialist by the National Board of Trial Advocacy. He also enjoys speaking and writing on the law and in 1996 published a book on insurance called Bad Faith in Kentucky: a Primer. It is the leading work on the subject. In 1996, Mr. Breen received his “AV” rating from Martindale-Hubbell, a national attorney rating service. It is the highest ranking a lawyer can receive. Mr. Breen’s legal acumen makes him a valuable resource to the Company’s Board of Directors.

Our company believes that Mr. Breen’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Christopher A. Giordano – President and Director

Mr. Giordano is the owner of Birchwood Capital Advisors, LLC., which provides financial and business consulting services to small and medium size businesses primarily in the bankruptcy and work-out arenas. Birchwood was the manager of the Distressed Opportunities Fund, LP from the period of 1990 through 2001. The fund was a principal investor and or advisor to 37 Bankruptcies and Out of Court Restructurings. From 1980 through 1990, Mr. Giordano served as a Senior VP in the Asset Management division Paine Webber. Mr. Giordano formed and owned Manchester Rhone Securities, an NASD member firm which underwrote several IPO’s, until its sale in 1993.

Our company believes that Mr. Giordano’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Simon Graj -Director

Mr. Graj is a pioneer in the world of branding and retail who founded his firm, Graj and Gustavsen, in 1990. He’s been called the “Willy Wonka” of the fashion industry and his NY studio has been called a “Playground for CEO’s.”

Prior to G+G, Simon’s professional career spanned two decades as a retail innovator in leadership positions working in all facets of the industry, including working with Mickey Drexler on a retail prototype called “Hemisphere” that helped pave the way for Banana Republic’s transition from safari to fashion. A “Merchant at Heart”, Simon founded G+G as a fusion of a consulting firm and a creative agency to provide insight, innovation strategy and design to brands and retailers with a rigorous consumer-driven process that looks at global trends and white space opportunities in the market. His firm’s exclusive client list includes Harley-Davidson, Kohl’s, Kimberly Clark, Scripps Networks, Waterford Wedgewood, Levi Strauss, and Dick’s Sporting Goods. Simon has guided G+G into several service offerings including brand positioning, licensing, retail design, and strategic consulting for innovation and growth.

Our company believes that Mr. Graj’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

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

Our company believes that Mr. Serbiak’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Our company believes that Mr. Todd’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Peter Vazquez – Secretary

Mr. Vazquez earned a B.S. from the University of Michigan in 1996, and graduated from the Rutgers University School of Law in 1999. After a one-year judicial clerkship, Mr. Vazquez has been actively practicing law since 2000. Since 2009, Mr. Vazquez has been practicing law in his own private practice where he represents both private and public company clients.

Our company believes that Mr. Vazquez’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

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

On December 30, 2016 we entered into an employment agreement with Paul Serbiak, our CEO and Treasurer, wherein Mr. Serbiak will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, the base salary for Mr. Serbiak shall initially be set at $90,000 per year, but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Serbiak’s contract provides for a minimum annual bonus of thirty-percent(30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to three-hundred-percent(300%) of his base salary. As a signing bonus, Mr. Serbiak received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, Mr. Serbiak’s contract provides for up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

On February 14, 2017, we entered into an employment agreement with Christopher Giordano, our President, wherein Mr. Giordano will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, his salary shall not be earned or payable until such time that the Company raises at least $2,000,000 in a private placement. The base salary for Mr. Giordano shall initially be set at $90,000 per year, but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Giordano’s contract provides for a minimum annual bonus of thirty-percent(30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to two-hundred-percent(200%) of his base salary. As a signing bonus, Mr. Giordano received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, Mr. Giordano’s contract provides for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

On December 5, 2018, we entered into an employment agree with Deep Shah, the Chief Technology Officer of one of our subsidiaries, EcoChain360, Inc, wherein Mr. Shah will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.  Specifically, his salary shall not be earned or payable until such time that the Company raises at least $1,000,000 in its upcoming private placement. In addition, Mr. Shah shall be issued 500,000 Fibre Tokens of EcoChain 360, Inc. as a signing bonus.  There is no current market for Fibre Tokens, however, Mr. Shah and the Company agreed the value of the signing bonus was $25,000, which was accrued as of December 31, 2018.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Frederick Andreini(1)	1	1	1
Michael Breen(1)	1	1	1
Christopher Giordano(2)	1	1	1
Simon Graj(1)	1	1	1
Scott Todd(1)	1	1	1

_________

(1)	The insider has yet to file a Form 3, Initial Statement of Beneficial Ownership.

(2)	The insider has yet to file a Form 4, Statement of Changes in Statement of Beneficial Ownership.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Christopher Giordano	2018	Nil	Nil	11,700	Nil	Nil	Nil	Nil	11,700
President, Treasurer and Director	2017	Nil(1)	Nil	Nil	41,000	Nil	Nil	Nil	41,000
Paul Serbiak	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO	2017	Nil(2)	Nil	Nil	328,000	Nil	Nil	Nil	328,000
Peter Vazquez	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2017	N/A	N/A	N/A	N/A	33,000	N/A	N/A	33,000

1.	In the first quarter of 2017, Christopher Giordano and the Company entered into an employment agreement where Mr. Girodano will begin to earn a salary upon the Company’s receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.

2.	In the first quarter of 2017, Paul Serbiak was hired as the Company’s CEO and elected as the Company’s treasurer. Pursuant to his employment agreement, Mr. Serbiak will begin to earn a salary upon the Company’s receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

The Company has yet to formally adopt an equity compensation plan. However, stock options were granted during the fiscal year ended December 31, 2018:

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name	Number of Common Shares Beneficially Owned		Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Frederick Andrieni	1,400,000		7.0%	0	*

Michael A. Breen	50,000		*	0	*

Christopher Giordano	5,102,859	(1)(2)	26.6%	200,000	100%

Simon Graj	0		*	0	*

Paul Serbiak	500,000		2.6%	0	*

Scott Todd	0		*	0	*

Peter Vazquez	55,000		*	0	*

Officers & Directors as a group (7 persons)	7,107,859		37%	200,000	100%

Michael Rosenbaum	1,755,990	(3)	9.2%	0	*

 ____________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with six directors, Frederick Andrieni, Michael A. Breen, Christopher H. Giordano, Simon Graj, Paul Serbiak and Scott Todd.

We have determined that Frederick Andrieni, Michael A. Breen, Simon Graj and Scott Todd are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$70,000	$85,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$70,000	$85,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	By-laws	SB-2	3.2	November 29, 2005
3.3	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
3.4	By-Laws of Eco Tek 360, Inc. adopted February 14, 2017	8-K		February 22, 2017
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Eco Chain 360, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECO TEK 360, INC.
(Registrant)

Dated: April 16, 2019	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 16, 2019	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 16, 2019	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 16, 2019	/s/ Frederick Andrieni
Frederick Andrieni
Director

Dated: April 16, 2019	/s/ Michael Breen
Michael Breen
Director

Dated: April 16, 2019	/s/ Simon Graj
Simon Graj
Director

Dated: April 16, 2019	/s/ Scott Todd
Scott Todd
Director

