Form 10-Q
period 2019-03-31
Global Fiber Technologies, Inc.
filed 2019-05-20
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52047

GLOBAL FIBER TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,444,015 shares of common stock issued and outstanding as of May 16, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018*
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,692	$29,310
Prepaid interest and deposits	31,100	21,311
Total Current Assets	32,792	50,621

Property and equipment, net	1,018	1,113
TOTAL ASSETS	$33,810	$51,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$275,370	$263,869
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	200,473	196,083
Convertible notes and accrued interest - net of debt discount of $342,100 and $52,720, respectively	115,301	99,968
Convertible notes and accrued interest - related party	64,500	63,500
Advances from related parties	221,844	255,296
Related party loans and accrued interest	236,875	234,273
Subscription payable	100,000	20,000
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	1,799,894	1,718,520

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 20,296,515 and 19,975,927 shares issued and outstanding,
918,666 and 1,168,666 issuable as of March 31, 2019 and December 31, 2018, respectively	21,216	21,145
Additional paid-in capital	29,641,821	29,335,171
Accumulated deficit	(31,429,321)	(31,023,302)
Stockholders’ deficit	(1,766,084)	(1,666,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,810	$51,734

*Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

OPERATING EXPENSES
General and administrative	$158,474	$108,991
Stock based compensation	83,574	-
Gain from extinguishment of debt	(12,041)	-
Total Operating Expenses	230,007	108,991

LOSS FROM OPERATIONS	(230,007)	(108,991)

OTHER EXPENSE
Interest expense and financing costs	172,410	11,764
Interest expense - related parties	3,602	2,586
Total other expense	176,012	14,350

Loss from continuing operations	(406,019)	(123,341)
Provision for income taxes	-	-

NET LOSS	$(406,019)	$(123,341)

Net loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	21,209,691	20,500,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and March 31, 2018

(Unaudited)

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance - December 31, 2018	200,000	$200	21,144,593	21,145	$29,335,171	$(31,023,302)	(1,666,786)
Options issued for consulting services	-	-	-	-	83,574	-	83,574
Common stock issuable for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Debt discount - Convertible promissory note and warrants	-	-	-	-	217,500	-	217,500
Net loss	-	-	-	-	-	(406,019)	(406,019)
Balance - March 31, 2019	200,000	$200	21,215,181	21,216	$29,641,821	$(31,429,321)	(1,766,084)

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance - December 31, 2017	200,000	$200	20,500,093	20,500	$29,175,692	$(30,578,048)	(1,381,656)
Net loss	-	-	-	-	-	(123,341)	(123,341)
Balance - March 31, 2018	200,000	$200	20,500,093	20,500	$29,175,692	$(30,701,389)	(1,504,997)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(406,019)	$(123,341)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from extinguishment of debt	(12,041)	-
Depreciation	95	95
Expenses paid for directly by related party	10,121	109,158
Amortization of debt discount	163,095	-
Stock based compensation expense	83,574	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,501	(10,012)
Accrued interest	12,918	14,449
Prepaid interest and deposits	(9,789)	9,750
Loans and interest receivable	-	(99)
Net cash used in operating activities	(146,545)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory note, net	217,500	-
Proceeds from subscriptions payable	80,000	-
Repayment on a convertible note	(135,000)
Repayment of related party advance	(43,573)	-
Net cash provided by financing activities	118,927	-

Net decrease in cash and cash equivalents	(27,618)	-
Cash and cash equivalents - beginning of period	29,310	-
Cash and cash equivalents - end of period	$1,692	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for settlement of a convertible note	$5,647	$-
Beneficial conversion feature	$124,099	$-
Warrant granted in conjunction with convertible notes recognized as debt discount	$93,401	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of March 31, 2019 and December 31, 2018, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of the Company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of March 31, 2019 and December 31, 2018, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of March 31, 2019 and December 31, 2018, respectively.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of March 31, 2019 and December 31, 2018, respectively.

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

Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 16, 2019 for the years ended December 31, 2018 and 2017.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $31,429,321 and $31,023,302 as of March 31, 2019 and December 31, 2018, respectively, which include net losses of $401,019 and $123,341 for the three months ended March 31, 2019 and 2018, respectively. In addition as of March 31, 2019 and December 31, 2018, the Company had a working capital deficit of $1,767,102 and $1,667,899 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and ECO CHAIN 360, Inc., had no operations, assets or liabilities as of March 31, 2019 and December 31, 2018. Because of this, a non-controlling interest is not reflected in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $95 and $95 for the three months ended March 31, 2019 and 2018, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2018.

Impairment or Disposal of Long-Lived Assets

ASC Topic 360 (formerly FASB issued Statement No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. No impairment was necessary as of March 31, 2019, or December 31, 2018.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the three months ended March 31, 2019 and 2018, the Company incurred $83,574 and $0 for stock options grant and extension of expiry term of previous stock options grant, respectively.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records any “beneficial conversion feature” (“BCF”) intrinsic value as additional paid in capital and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount

If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock based awards issued and derivatives embedded in financial instruments. Estimates are used in the determination of depreciation, the valuation of non-cash issuances of common stock, stock options and warrants, valuing convertible notes for beneficial conversion features, among others.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At March 31, 2019 and December 31, 2018, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of March 31, 2019 and December 31, 2018, the Company had 20,296,515 and 19,975,927 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of March 31, 2019 and December 31, 2018, the Company had 918,666 and 1,168,666 shares of common stock issuable, respectively.

During the three months ended March 31, 2019, the Company issued common shares as follows,

•

On January 8, 2019, the Company issued 70,588 common shares valued at $0.08 per share for a total of $5,647 to repay the outstanding amount of a convertible note of $17,688, resulting in a gain from debt extinguishment of $12,041.

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Fair value of common stock at measurement date	$0.20 - $0.49
Expected term at issuance	2 years - 5 years
Expected average volatility	324% - 631%
Expected dividend yield	-
Risk-free interest rate	2.49% - 2.57%

The below table summarizes the activity of warrants exercisable for common shares during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2017	-	$-
Granted	112,238	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2018	112,238	$0.35
Granted	363,125	0.24
Exercised	-	-
Forfeited	-	-
Balance as of March 31, 2019	475,363	$0.27

The following table summarizes information relating to outstanding and exercisable stock warrants as of March 31, 2019:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares
475,363	3.22	$0.27	475,363

As of March 31, 2019 and December 31, 2018, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.151 on March 31, 2019 and $0.17 on December 31, 2018, respectively.

Stock Options

During the year ended December 31, 2017, the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870. During the three months ended March 31, 2019, the expiry terms of 875,000 options granted during year ended December 31, 2017 were extended for two years, resulting in fair value adjustment of $46,513 recorded under stock based compensation expense.

No stock options were issued during the year ended December 31, 2018.

During the three months ended March 31, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the three months ended March 31, 2019:

For the three months ended March 31, 2019
Fair values	$0.30
Exercise price	$0.50
Expected term at issuance	3 years
Expected average volatility	94.62%
Expected dividend yield	—
Risk-free interest rate	2.34%

A summary of the change in stock purchase options outstanding for the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017	2,650,000	$0.33	$0.33	6.26
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2018	2,650,000	$0.33	$0.30	5.26
Options issued	50,000	$0.50	$0.30	2.98
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - March 31, 2019	2,700,000	$0.34	$0.30	5.62

The following table shows information on our vested and unvested options outstanding during the three months ended March 31, 2019 and the year ended December 31, 2018:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017, unvested	-	$-	$-	-

Balance - December 31, 2018, unvested	-	$-	$-	-

Options issued	50,000	$0.50	$0.30	2.98
Options vested	50,000	$0.50	$0.30	2.98
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - March 31, 2019, unvested	-	$-	$-	-

As of March 31, 2019 and December 31, 2018, the intrinsic value of 350,000 options was $50,340 and $56,990 based on the closing market price of $0.151 on March 31, 2019 and $0.17 on December 31, 2018, respectively.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $162,105 and $157,855 as of March 31, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of March 31, 2019, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of March 31, 2019 and December 31, 2018.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,999 and $7,909 as of March 31, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,369 and $5,319 as of March 31, 2019 and December 31, 2018, respectively and is currently in default.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $64,500 and $63,500 at March 31, 2019 and December 31, 2018, respectively.

Convertible Notes Payable

On June 15, 2018, The Company issued a convertible promissory note to an investor in the amount of $112,238, with an original issue discount of $9,738, convertible into common stock at the lower of $0.35 per share or a fixed conversion price of 75% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company recorded an additional liability for the value transferred to the note holder by the ability of the note holder to obtain a conversion price at a fixed discount to the trading price of the Company’s common stock in the amount of $37,413 and has treated that amount as a discount to the note and is amortizing this discount over the life of the note to interest expense.  Under U.S. GAAP, this type of note is known as Stock-Settled Debt. The note bears interest at 5% per annum and matures on June 15, 2019. In connection with issuance of the note, the Company issued warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $11,224 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.11 and 273%, respectively. The total beneficial conversion feature discount recognized was $56,650. The total discount of $115,024 is being amortized over the term of the note. On January 8, 2019, the note holder converted the remaining balance of debt and accrued interest outstanding of $17,688 into a total of 70,588 shares, resulting in a gain from extinguishment of debt of $12,041. The Company made payments totaling $135,000 to repay the balance due on the convertible note in January 2019.

On January 3, 2019, the Company issued a convertible promissory note in the amount of $86,250, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the execution of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The Company recorded $86,250 as a liability on stock settled debt associated with this convertible note. The note bears interest at 12% per annum and matures on October 3, 2019. In connection with issuance of the note, the Company issued warrants to purchase 215,625 shares of common stock at $0.20 per share exercisable for a period of five years. The fair value of these warrants at the time they were granted was $43,125 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.20 and 631%, respectively. The total beneficial conversion feature discount recognized was $118,125. The total discount of $172,500 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $174,967 and the related unamortized discount was $117,313 as of March 31, 2019.

On January 15, 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $3,000, convertible into common stock at the lower of $0.21 per share or a fixed conversion price of 65% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company recorded $32,308 as a liability on stock settled debt associated with this convertible note. The note bears interest at 5% per annum and matures on January 15, 2020. The note bears interest at 5% per annum and matures on January 16, 2020. In connection with issuance of the note, the Company issued warrants to purchase 50,000 shares of common stock at $0.21 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $10,276 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.21 and 324%, respectively. The total beneficial conversion feature discount recognized was $74,532. The total discount of $92,308 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $92,924 and the related unamortized discount was $73,289 as of March 31, 2019.

On January 23, 2019, the Company issued a convertible promissory note in the amount of $58,000, with an original issue discount of $5,000, convertible into common stock at a fixed conversion price of 60% of the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the notice of conversion. The Company recorded $38,667 as a liability on stock settled debt associated with this convertible note. The note bears interest at 10% per annum and matures on January 23, 2020. The total beneficial conversion feature discount recognized was $88,667. The total discount of $96,667 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $97,732 and the related unamortized discount was $78,836 as of March 31, 2019.

On February 7, 2019, the Company issued a convertible promissory note in the amount of $45,500, with an original issue discount of $4,000, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The Company recorded $45,500 as a liability on stock settled debt associated with this convertible note. The note bears interest at 12% per annum and matures on October 25, 2019. In connection with issuance of the note, the Company issued warrants to purchase 97,500 shares of common stock at $0.35 per share exercisable for a period of three years. The fair value of these warrants at the time they were granted was $47,531 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.49 and 324%, respectively. The total beneficial conversion feature discount recognized was $45,500. The total discount of $91,000 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $91,778 and the related unamortized discount was $72,662 as of March 31, 2019.

The Company has amortized $163,095 of the debt discount during the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, the total balance of convertible notes plus accrued interest was $115,301 and $99,968, net of debt discount of $342,100 and $52,720, respectively.

Subscription Payable

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company received $80,000 and $20,000 prepayment related to a future private placement offering. As of March 31, 2019 and December 31, 2018, the subscription payable was $100,000 and $20,000, respectively.

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

As of March 31, 2019 and December 31, 2018, current liabilities from discontinued operations includes $84,281 accounts payable.

During the three months ended March 31, 2019 and March 31, 2018, the Company had no income or loss from discontinued operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and March 31, 2018, the Company’s President paid on behalf of the Company $0 and $109,158 of expenses and was repaid $43,574 and $0, respectively. During the year ended December 31, 2018, the Company settled $33,300 of advances by issuing to the president of the Company 222,000 shares of common stock valued at $0.15 per share. The President of the Company was owed $188,134 and $231,708 at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, the CEO and Director of the Company paid on behalf of the Company $10,121 of expenses. The CEO and Director of the Company was owed $33,710 and $23,589 at March 31, 2019 and December 31, 2018, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017. The balance of these notes and accrued interest were $236,875 and $234,273 as of March 31, 2019 and December 31, 2018, respectively.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. During the year ended December 31, 2018, the loan balance of $5,936 was determined to be uncollectible and an allowance for doubtful accounts was set up for the full amount of the receivable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME. EMME is a market pioneer and trusted voice of the “Full-Figured” market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection. On April 13, 2016, the agreement was amended regarding the term and minimum royalties. The royalty expense was $0 for the three months ended March 31, 2019. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is required to make twelve repayments totaling $37,500 to resolve all amounts outstanding. For the year ended December 31, 2018, the Company entered into a settlement agreement with True Beauty, LLC which controls the trademark EMME. The Company paid $5,000 to settle all outstanding balances with True Beauty, LLC. As a result, the Company recorded gain on settlement of debt of $5,394.

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of March 31, 2019 and December 31, 2018 for the following:

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

Potentially dilutive securities were comprised of the following:

	March 31,	December 31,
	2019	2018
Warrants	475,363	112,238
Options	2,700,000	2,650,000
Convertible notes payable, including accrued interest	3,122,029	943,794
	6,297,392	3,706,032

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

In April 2019, the Company issued three convertible promissory notes in the amount of $38,500 for an aggregate amount of $115,500, convertible into common stock at the lower of the lowest trading price within the prior twenty days of the note or 60% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the conversion date. The notes bear interest at 8% per annum and matures on January 8, 2020. The Company received aggregate proceeds of $102,000 in April 2019. In connection with the issuance of the convertible notes, the Company granted warrants to purchase 225,000 shares of common stock at $0.35 exercisable for a period of five years.

On April 18, 2019, the Company and the majority shareholders of the Company, approved an amendment to the articles of incorporation to change the name of the Company to “Global Fiber Technologies, Inc.”. The Amendment was filed with the Secretary of State of Nevada on April 18, 2019, and was effective on May 6, 2019.

The Company is planning to purchase 80% of Authetic Heros, Inc. for the expansion of business operations to the sports uniform recycling business. The acquisition cost was valued at $960,000 with 480,000 to be paid through the issuance of a promissory note and $480,000 to be paid through issuance of common stock. As of May 14, 2019, the Company has made prepayment of $32,850.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Global Fiber Technologies, Inc. a Nevada corporation, and our wholly-owned subsidiaries Trident Merchant Group, Inc. and Progressive Fashions Inc. and our majority-owned subsidiaries Leading Edge Fashion LLC, Pure361, LLC. and Eco Chain 360, Inc., unless otherwise indicated.

Corporate Overview

Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.”. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

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

The Company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of the Company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have any assets or liabilities as of March 31, 2019 or December 31, 2018.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement in order to focus resources on the Rejuvenated Uniform Segment. PFI has generated no revenue to date, nor did it have any assets or liabilities as of March 31, 2019 or December 31, 2018.

Our address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our corporate website is http://ecotek360.com/.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Business of the Company

Global Fiber Technologies, Inc. is currently in the development stage. The Company’s business plan is to operate a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Results of Operations

The following table provides selected financial data about our company for the three month period ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019	December 31, 2018	Change	%
Cash and cash equivalents	$1,692	$29,310	$(27,618)	(94%)
Prepaid interest and deposits	$31,100	$21,311	$9,789	46%
Property and equipment	$1,018	$1,113	$(95)	(9%)
Total Assets	$33,810	$51,734	$(17,924)	(35%)
Total Liabilities	$1,799,894	$1,718,520	$81,374	5%
Stockholders’ Deficit	$(1,766,084)	$(1,666,786)	$(99,298)	6%

The following summary of our results of operations, for the three months ended March 31, 2019, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	March 31,
	2019	2018	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	158,474	108,991	49,483	45%
Stock based compensation	83,574	-	83,574	-
Gain from extinguishment of debt	(12,041)	-	(12,041)	-
Other expense	(176,012)	(14,350)	(161,662)	1127%
Net loss	$(406,019)	$(123,341)	$(282,678)	229%

For the three months ended March 31, 2019 and March 31, 2018, we had no revenue.

For the three months ended March 31, 2019, we incurred $158,474 in general and administrative expenses, stock-based compensation of $83,574, gain on extinguishment of debt of $12,041 and other expense of $176,012, resulting in a net loss of $406,019.

For the three months ended March 31, 2018, we incurred $108,991 in general and administrative expenses and other expense of $14,350, resulting in a net loss of $123,341.

The increase in net loss during three months ended March 31, 2019 compared to three months ended March 31, 2018 was mainly attributed to the increase in consulting fees, stock based compensation from stock options, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the three months ended March 31, 2019.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and December 31, 2018, respectively.

Working Capital

	March 31, 2019	December 31, 2018	Change	%
Current Assets	$32,792	$50,621	$(17,829)	(35%)
Current Liabilities	$1,799,894	$1,718,520	$81,374	5%
Working Capital Deficit	$(1,767,102)	$(1,383,149)	$(383,953)	28%

Cash Flows

	Three Months Ended
	March 31,
	2019	2018	Change
Cash Flows used in Operating Activities	$(146,545)	$-	$(146,545)
Cash Flows used in Investing Activities	$-	$-	-
Cash Flows provided by Financing Activities	$118,927	$-	118,927
Net Change in Cash During Period	$(27,618)	$-	$(27,618)

Our working capital deficit increased as of March 31, 2019, as compared to December 31, 2018 due to the increase in our total current liabilities attributed to the increase in subscription payable, convertible notes and accounts payable.

Cash Flow from Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $146,545, compared to $NIL cash used in operating activities during the three months ended March 31, 2018.

The net cash used in operating activities for the three months ended March 31, 2019 was attributed to a net loss of $406,019, increased by gain on extinguishment of debt of $12,041 and an increase from prepaid interest and deposits of $9,789, offset by depreciation of $95, expenses paid for directly by related party of $10,121, amortization of debt discount on convertible notes of $163,095, stock based compensation of $83,574, an increase in accounts payable and accrued expenses of $11,501 and an increase in accrued interest of $12,918.

The net cash used in operating activities for the three months ended March 31, 2018 was attributed to a net loss of $123,341, increased by a decrease in accounts payable and accrued expenses of $10,012 and an increase in loan and interest receivable of $99, offset by depreciation of $95, expenses paid for directly by related party of $109,158, an increase in accrued interest of $14,449 and a decrease in prepaid interest and deposits of $9,750.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2019 and March 31, 2018.

Cash Flow from Financing Activities

Net cash from financing activities was $118,927 for the three months ended March 31, 2019 attributed to proceeds from issuance of convertible promissory notes of $217,500 and proceeds from subscription payable of $80,000, offset by repayment on a convertible note of $135,000 and repayment of related party advances of $43,573.

The Company did not generate any funds for financing activities during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2018, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $162,105 and $157,855 as of March 31, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of March 31, 2019, and is currently in default.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $7,999 and $7,909 as of March 31, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,369 and $5,319 as of March 31, 2019 and December 31, 2018, respectively and is currently in default.

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $64,500 and $63,500 at March 31, 2019 and December 31, 2018, respectively.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	By-laws	SB-2	3.2	November 29, 2005
3.3	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
3.4	By-Laws of Global Fiber Technologies, Inc. adopted February 14, 2017	8-K		February 22, 2017
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Global Fiber Technologies, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: May 20, 2019	/s/ Christopher Giordano
Christopher Giordano
President and Director
(Principal Executive Officer)

Dated: May 20, 2019	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

