Form 10-Q
period 2019-06-30
Global Fiber Technologies, Inc.
filed 2019-08-16
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

28,155,181 shares of common stock issued and outstanding as of August 13, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018*
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$29,310
Prepaid interest and deposits	1,500	21,311
Inventories	60,815	-
Total Current Assets	62,315	50,621

Property and equipment, net	215,521	1,113
Intangible assets	16,200	-
TOTAL ASSETS	$294,036	$51,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	$6	$-
Accounts payable and accrued liabilities	219,895	263,869
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	204,863	196,083
Convertible notes and accrued interest - net of debt discount of $338,974 and $52,720, respectively	319,165	99,968
Convertible notes and accrued interest - related party	65,500	63,500
Promissory note and accrued interest - related party	236,468	-
Advances from related parties	205,767	255,296
Related party loans and accrued interest	239,477	234,273
Subscription payable	100,000	20,000
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	2,176,672	1,718,520

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 27,566,515 and 19,975,927 shares issued and outstanding, 288,666 and 1,168,666 issuable as of June 30, 2019 and December 31, 2018, respectively	27,856	21,145
Additional paid-in capital	29,799,581	29,335,171
Accumulated deficit	(31,710,273)	(31,023,302)
Stockholders’ deficit	(1,882,636)	(1,666,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$294,036	$51,734

*Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative	$68,655	$22,113	$227,129	$131,104
Stock based compensation	-	-	83,574	-
Gain from extinguishment of debt	-	-	(12,041)	-
Total Operating Expenses	68,655	22,113	298,662	131,104

LOSS FROM OPERATIONS	(68,655)	(22,113)	(298,662)	(131,104)

OTHER EXPENSE
Interest expense and financing costs	208,254	8,084	380,664	19,848
Interest expense - related parties	4,043	4,832	7,645	7,418
Total other expense	212,297	12,916	388,309	27,266

Loss from continuing operations	(280,952)	(35,029)	(686,971)	(158,370)
Provision for income taxes	-	-	-	-

NET LOSS	$(280,952)	$(35,029)	$(686,971)	$(158,370)

Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding	22,262,214	20,503,390	21,741,590	20,501,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Six Months and Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance - December 31, 2018	200,000	$200	21,144,593	21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Options issued for consulting services	-	-	-	-	83,574	-	83,574
Common stock issuable for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Debt discount - Convertible promissory note and warrants	-	-	-	-	217,500	-	217,500
Net loss	-	-	-	-	-	(406,019)	(406,019)
Balance - March 31, 2019	200,000	$200	21,215,181	21,216	$29,641,821	$(31,429,321)	$(1,766,084)
Common stock issued for cash	-	-	190,000	190	43,310	-	43,500
Common stock issued for repayment of related party loan	-	-	50,000	50	12,450	-	12,500
Acquisition of assets from related party	-	-	6,400,000	6,400	-	-	6,400
Debt discount - Convertible promissory note and warrants	-	-	-	-	102,000	-	102,000
Net loss	-	-	-	-	-	(280,952)	(280,952)
Balance - June 30, 2019	200,000	$200	27,855,181	27,856	$29,799,581	$(31,710,273)	(1,882,636)

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance - December 31, 2017	200,000	$200	20,500,093	20,500	$29,175,692	$(30,578,048)	(1,381,656)
Net loss	-	-	-	-	-	(123,341)	(123,341)
Balance - March 31, 2018	200,000	$200	20,500,093	20,500	$29,175,692	$(30,701,389)	(1,504,997)
Common stock issued for consulting services	-	-	50,000	50	5,450	-	5,500
Debt discount - Convertible promissory note and warrants	-	-	-	-	67,874	-	67,874
Net loss	-	-	-	-	-	(35,029)	(35,029)
Balance - June 30, 2018	200,000	$200	20,550,093	20,550	$29,249,016	$(30,736,418)	(1,466,652)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(686,971)	$(158,370)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from extinguishment of debt	(12,041)	-
Depreciation	190	190
Expenses paid for directly by related party	25,396	129,658
Amortization of debt discount	358,722	4,793
Stock based compensation expense	83,574	-
Stock issued for services	-	5,500
Non-cash expenses	-	2,500
Changes in operating assets and liabilities:
Bank Indebtedness	6	-
Expenses paid for subsidiary	(16,336)	-
Prepaid interest and deposits	(13,039)	29,500
Accounts payable and accrued expenses	(43,974)	(36,234)
Accrued interest	29,588	22,473
Net cash provided by (used in) operating activities	(274,885)	10

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory note, net	319,500	100,000
Proceeds from issuance of common stock	43,500	-
Proceeds from subscriptions payable	80,000	-
Repayment on a convertible note	(135,000)
Repayment of related party advance	(62,425)	(75,000)
Net cash provided by financing activities	245,575	25,000

Net change in cash and cash equivalents	(29,310)	25,010
Cash and cash equivalents - beginning of period	29,310	-
Cash and cash equivalents - end of period	$-	$25,010

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for related party loan	$12,500	$-
Acquisition of assets from related party through the issuance of common stock and a note	$275,277	$-
Shares issued for settlement of a convertible note	$5,647	$-
Beneficial conversion feature	$181,099	$-
Warrant granted in conjunction with convertible notes recognized as debt discount	$138,401	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of June 30, 2019 and December 31, 2018, the Company had 400,000,000 shares of authorized common stock.

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

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of June 30, 2019 and December 31, 2018, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration paid through the issuance of 6,400,000 shares of common stock of the Company and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has not commenced operations as of June 30, 2019.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $31,710,273 and $31,023,302 as of June 30, 2019 and December 31, 2018, respectively, which include net losses of $686,971 and $158,370 for the six months ended June 30, 2019 and 2018, respectively. In addition as of June 30, 2019 and December 31, 2018, the Company had a working capital deficit of $2,114,357 and $1,667,899 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and ECO CHAIN 360, Inc., had no operations, assets or liabilities as of June 30, 2019 and December 31, 2018. Because of this, a non-controlling interest is not reflected in these financial statements. In addition the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	June 30, 2019	December 31, 2018
Raw Material	$13,631	$-
Finished Goods	47,184	-
	$60,815	$-

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets which is seven years. Depreciation expense amounted to $190 and $190 for the six months ended June 30, 2019 and 2018, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2019 and 2018, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks and website) in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

On June 18, 2019, the Company acquired intangible assets from AH Originals, Inc. for an aggregate amount of $16,200, which includes website of $10,690 and patent of $5,510.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2018.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the six months ended June 30, 2019 and 2018, the Company incurred $83,574 and $0 for stock options grant and extension of expiry term of previous stock options grant, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At June 30, 2019 and December 31, 2018, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had 27,566,515 and 19,975,927 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of June 30, 2019 and December 31, 2018, the Company had 288,666 and 1,168,666 shares of common stock issuable, respectively.

During the six months ended June 30, 2019, the Company issued common shares as follows,

•

On January 8, 2019, the Company issued 70,588 common shares valued at $0.08 per share for a total of $5,647 to repay the outstanding amount of a convertible note of $17,688, resulting in a gain from debt extinguishment of $12,041.

•	On May 10, 2019, the Company issued 50,000 common shares valued at $0.25 for $12,500 to repay the loan from the President and Director of the Company.

•	In May 2019, the Company issued 190,000 common shares for cash proceeds of $43,500

•	On June 18, 2019, the Company issued 6,400,000 common shares valued at $0.001 par value for total of $6,400 as partial consideration for the acquisition of assets from AH Original, Inc. (“AOH”), a common controlled corporation owned by the same owner group of the Company

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Fair value of common stock at measurement date	$0.20 - $0.49
Expected term at issuance	2 years - 5 years
Expected average volatility	324% - 631%
Expected dividend yield	-
Risk-free interest rate	2.33% - 2.57%

The below table summarizes the activity of warrants exercisable for common shares during the six months ended June 30, 2019 and the year ended December 31, 2018:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2017	-	$-
Granted	112,238	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2018	112,238	$0.35
Granted	588,125	0.28
Exercised	-	-
Forfeited	-	-
Balance as of June 30, 2019	700,363	$0.29

The following table summarizes information relating to outstanding and exercisable stock warrants as of June 30, 2019:

Warrants Outstanding
	Weighted Average	Weighted	Warrants
	Remaining Contractual	Average Exercise	Exercisable Number of
Number of Shares	life (in years)	Price	Shares

700,363	3.40	$0.29	700,363

As of June 30, 2019 and December 31, 2018, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.20 on June 30, 2019 and $0.17 on December 31, 2018, respectively.

Stock Options

During the year ended December 31, 2017, the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870. During the six months ended June 30, 2019, the expiry terms of 875,000 options granted during year ended December 31, 2017 were extended for two years, resulting in fair value adjustment of $46,513 recorded under stock based compensation expense.

No stock options were issued during the year ended December 31, 2018.

During the six months ended June 30, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the six months ended June 30, 2019:

For the six months ended June 30, 2019
Fair values	$0.30
Exercise price	$0.50
Expected term at issuance	3 years
Expected average volatility	94.62%
Expected dividend yield	—
Risk-free interest rate	2.34%

A summary of the change in stock purchase options outstanding for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017	2,650,000	$0.33	$0.33	6.92
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2018	2,650,000	$0.33	$0.30	5.92
Options issued	50,000	$0.50	$0.30	2.73
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - June 30, 2019	2,700,000	$0.34	$0.30	5.37

The following table shows information on our vested and unvested options outstanding during the six months ended June 30, 2019 and the year ended December 31, 2018:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017, unvested	-	$-	$-	-

Balance - December 31, 2018, unvested	-	$-	$-	-

Options issued	50,000	$0.50	$0.30	2.73
Options vested	50,000	$0.50	$0.30	2.73
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019, unvested	-	$-	$-	-

As of June 30, 2019 and December 31, 2018, the intrinsic value of 1,850,000 options and 350,000 options was $112,490 and $56,990 based on the closing market price of $0.20 on June 30, 2019 and $0.17 on December 31, 2018, respectively.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $166,355 and $157,855 as of June 30, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of June 30, 2019, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of June 30, 2019 and December 31, 2018.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,089 and $7,909 as of June 30, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,419 and $5,319 as of June 30, 2019 and December 31, 2018, respectively and is currently in default.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $65,500 and $63,500 at June 30, 2019 and December 31, 2018, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals were $236,468 at June 30, 2019.

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

On January 3, 2019, the Company issued a convertible promissory note in the amount of $86,250, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the execution of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The Company recorded $86,250 as a liability on stock settled debt associated with this convertible note. The note bears interest at 12% per annum and matures on October 3, 2019. In connection with issuance of the note, the Company issued warrants to purchase 215,625 shares of common stock at $0.20 per share exercisable for a period of five years. The fair value of these warrants at the time they were granted was $43,125 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.20 and 631%, respectively. The total beneficial conversion feature discount recognized was $118,125. The total discount of $172,500 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $177,547 and the related unamortized discount was $59,603 as of June 30, 2019.

On January 15, 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $3,000, convertible into common stock at the lower of $0.21 per share or a fixed conversion price of 65% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company recorded $32,308 as a liability on stock settled debt associated with this convertible note. The note bears interest at 5% per annum and matures on January 15, 2020. The note bears interest at 5% per annum and matures on January 16, 2020. In connection with issuance of the note, the Company issued warrants to purchase 50,000 shares of common stock at $0.21 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $10,276 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.21 and 324%, respectively. The total beneficial conversion feature discount recognized was $74,532. The total discount of $92,308 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $93,672 and the related unamortized discount was $50,232 as of June 30, 2019.

On January 23, 2019, the Company issued a convertible promissory note in the amount of $58,000, with an original issue discount of $5,000, convertible into common stock at a fixed conversion price of 60% of the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the notice of conversion. The Company recorded $38,667 as a liability on stock settled debt associated with this convertible note. The note bears interest at 10% per annum and matures on January 23, 2020. The total beneficial conversion feature discount recognized was $88,667. The total discount of $96,667 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $99,178 and the related unamortized discount was $54,656 as of June 30, 2019.

On February 7, 2019, the Company issued a convertible promissory note in the amount of $45,500, with an original issue discount of $4,000, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The Company recorded $45,500 as a liability on stock settled debt associated with this convertible note. The note bears interest at 12% per annum and matures on October 25, 2019. In connection with issuance of the note, the Company issued warrants to purchase 97,500 shares of common stock at $0.35 per share exercisable for a period of three years. The fair value of these warrants at the time they were granted was $47,531 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.49 and 324%, respectively. The total beneficial conversion feature discount recognized was $45,500. The total discount of $91,000 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $93,139 and the related unamortized discount was $40,698 as of June 30, 2019.

On April 8, 2019, the Company issued three convertible promissory notes in the amount of $38,500 for an aggregate amount of $115,500, convertible into common stock at the lower of the lowest trading price within the prior twenty days of the note or 60% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the conversion date. The Company recorded $77,001 as a liability on stock settled debt associated with these convertible notes. The notes bear interest at 8% per annum and mature on January 8, 2020. In connection with the issuance of the convertible notes, the Company granted warrants to purchase 225,000 shares of common stock at $0.35 exercisable for a period of five years. The fair value of these warrants at the time they were granted was $45,000 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.20 and 621%, respectively. The total beneficial conversion feature discount recognized was $134,001. The total discount of $192,501 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $194,602 and the related unamortized discount was $133,785 as of June 30, 2019.

The Company has amortized $358,722 of the debt discount during the six months ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, the total balance of convertible notes plus accrued interest was $319,165 and $99,968, net of debt discount of $338,974 and $52,720, respectively.

Subscription Payable

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company received $80,000 and $20,000 prepayment related to a future private placement offering. As of June 30, 2019 and December 31, 2018, the subscription payable was $100,000 and $20,000, respectively.

NOTE 5 – ACQUISITIONS OF ASSETS

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration paid through the issuance of 6,400,000 shares of common stock, cash advances of $32,850 and the issuance of a promissory note of $447,150 bears 3% interest per annum and has a one year term with eight options to extend the maturity date for three-month periods. Management did not consider the transaction to be a business combination due to the common control of AHO and the Company. The assets were recorded at the carrying value. The stock was recorded at is par value and the debt as its fair value. Management considered the 3% interest per the note to be below market and recorded a discount of $211,123.

The acquired assets and assumed liabilities from AH Originals, Inc. summarized as follows:

Assets Acquisition
Equipment	$214,598
Inventory	60,815
Web Site	10,690
Patent	5,510
$291,613
Less Assumed Liabilities	16,336
$275,277

NOTE 6 – DISCONTINUED OPERATIONS

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

As of June 30, 2019 and December 31, 2018, current liabilities from discontinued operations includes $84,281 accounts payable.

During the six months ended June 30, 2019 and June 30, 2018, the Company had no income or loss from discontinued operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company’s President paid on behalf of the Company $15,275 of expenses and was repaid $62,425 through cash and $12,500 through the issuance of 50,000 shares of common stock valued at $0.25. During the year ended December 31, 2018, the Company settled $33,300 of advances by issuing to the president of the Company 222,000 shares of common stock valued at $0.15 per share. The President of the Company was owed $172,058 and $231,708 at June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, the CEO and Director of the Company paid on behalf of the Company $10,121 of expenses. The CEO and Director of the Company was owed $33,710 and $23,589 at June 30, 2019 and December 31, 2018, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017. The balance of these notes and accrued interest were $239,477 and $234,273 as of June 30, 2019 and December 31, 2018, respectively.

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

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of June 30, 2019 and December 31, 2018 for the following:

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

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, In. and assumed lease for the facility where the equipment purchased is located. The lease will be expired on September 30, 2019.

The following is a schedule of minimum future rentals on leases as of June 30, 2019:

Year Ending December 31:
2019	$11,850
Thereafter	-
Total minimum future rentals	$11,850

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

Potentially dilutive securities were comprised of the following:

	June 30,	December 31,
	2019	2018
Warrants	700,363	112,238
Options	2,700,000	2,650,000
Convertible notes payable, including accrued interest	9,424,406	943,794
	12,824,769	3,706,032

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

On July 1, 2019, the Company issued 300,000 shares of common stock valued at $60,000, based on market price on the issuance dates, as partial consideration to a corporation for investor relations services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our consolidated unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Global Fiber Technologies, Inc. a Nevada corporation, and our wholly-owned subsidiaries Trident Merchant Group, Inc. and Progressive Fashions Inc. and our majority-owned subsidiaries Leading Edge Fashion LLC, Pure361, LLC., Eco Chain 360, Inc. and Authentic Heroes, Inc., unless otherwise indicated.

General Overview

Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005 under the name “Premier Publishing Group, Inc.”. Originally formed as a publishing company, our company ceased publishing operations in or around 2007.

After ceasing the publishing operations, our company’s operations consisted solely of utilizing the expertise of our Board Members and outside agents to further the efforts our advisory services business plan through a wholly-owned subsidiary known as Trident Merchant Group, Inc.

In addition, during the fourth quarter of 2013, our company became involved in the manufacturing and global distribution of ladies’ apparel. During the second quarter, 2014 our company formed Leading Edge Fashions, LLC of which it controlled 51% of the membership interest. Effective December 31, 2014 our Board of Directors determined it was in the best interest of our company to discontinue the operations of Leading Edge Fashions, LLC, and in 2014 our company stopped developing a footprint in the apparel business due to cash restraints and logistics and ceased agreements with all third-parties to distribute their products into SE Asia and China.

Trident has also ceased operations to concentrate on the opportunities related to rejuvenating fibers and re-purposing them into finished products.

Our company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of our company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. Our company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have any assets or liabilities as of March 31, 2019 or December 31, 2018.

We created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 our company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement in order to focus resources on the Rejuvenated Uniform Segment. PFI has generated no revenue to date, nor did it have any assets or liabilities as of March 31, 2019 or December 31, 2018.

On May 28, 2019, we entered into an asset purchase agreement (the “Purchase Agreement”) with AH Originals, Inc. (“AH”), pursuant to which we will acquire from AH certain assets including: equipment (which includes a Della’ Orco Sample Line, Electro Steam Boiler/Steamer and Schulz 5 HP Condenser), inventory, materials, intellectual property (including PCT/US2018/047918 - Authenticatable Articles, Fabric and Method of Manufacture, 16/311,095 - Authenticatable Articles, Fabric and Method of Manufacture, as well as the rights the trademarks, trade names, logos, etc. For “Authentic Heroes”, “Feel the Bond”, and “Event Worn Reborn”), along with all domain names of AH. The purchase price for the assets is $960,000 of which $480,000 will be paid through the issuance of 6,400,000 shares of our common stock and 200,000 shares of common stock of Authentic Heroes, Inc. (a subsidiary created by the Company to receive and operate the purchased assets), and the remaining $480,000 will be paid through a promissory note at 3% interest with a three-year term. Our company is not assuming any liabilities of AH other than the lease for the facility where the equipment is located.

The terms of the Purchase Agreement completed on June 18, 2019. The aggregate consideration paid at closing was $960,000, with $447,150 payable via a promissory note at 3% interest with an amended loan term with an initial term of one-year and eight options for the noteholder to extend the maturity date for three-month periods, as opposed to the original three-year term. The balance of the purchase price was paid through the delivery to Seller of 6,400,000 shares of our common stock and 200,000 shares of common stock of Authentic Heroes, Inc. (a subsidiary created by our company to receive and operate the purchased assets). Our company did not assume any liabilities of AH other than the lease for the facility where the equipment purchased is located. The transaction was not recorded as a business combination as a result of the common control of AHO and the Company.

On July 17, 2019 Authentic Heroes Inc., our majority owned subsidiary entered into a “merchandise license agreement” with IMG/Football Greats Alliance whereby Authentic Heroes will make authenticated replicas of “game worn” jerseys utilizing its trade secrets and patent pending processes. Terms of the deal were deemed and implied confidential by the contract.

Our address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our corporate website is http://ecotek360.com/.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

We are currently in the development stage. Our business plan is to operate a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Ms. Joy Nunn, our company’s former CTO and Board member resigned as of February 14, 2017, but our company still maintains a license with Pure System International, Ltd.

To further strengthen its capabilities in the Rejuvenated Uniform segment our company has identified alternative technologies to those under license from Pure Systems. The company will be developing customers using this alternative technology by working with equipment vendors and toll manufacturers to produce sales samples.

The Rejuvenated Cardboard Segment

In conjunction with its focus on rejuvenated technologies, we are exploring the possibility of also manufacturing a rejuvenated cardboard product, and is in the early stages of exploring this potential opportunity.

Results of Operations

The following table provides selected financial data about our company for the six month period ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019	December 31, 2018	Change	%
Cash and cash equivalents	$-	$29,310	$(29,310)	(100%)
Prepaid interest and deposits	$1,500	$21,311	$(19,811)	(93%)
Inventories	$60,815	$-	$60,815	-
Property and equipment	$215,521	$1,113	$214,408	19264%
Intangible assets	$16,200	$-	$16,200	-
Total Assets	$294,036	$51,734	$242,302	468%
Total Liabilities	$2,176,672	$1,718,520	$458,152	27%
Stockholders’ Deficit	$(1,882,636)	$(1,666,786)	$(215,850)	13%

The following summary of our results of operations, for the three and six months ended June 30, 2019, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending June 30, 2019 compared to three months ending June 30, 2018:

	Three Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
			-	-
Operating Expenses			-	-
General and administrative expenses	68,655	22,113	46,542	210%
Other income (expense)	(212,297)	(12,916)	(199,381)	1544%
Net profit (loss)	$(280,952)	$(35,029)	$(245,923)	702%

For the three months ended June 30, 2019 and June 30, 2018, we had no revenue.

For the three months ended June 30, 2019, we incurred $68,655 in general and administrative expenses and other expense of $212,297, resulting in a net loss of $280,952.

For the three months ended June 30, 2018, we incurred $22,113 in general and administrative expenses and other expense of $12,916, resulting in a net loss of $35,029.

The increase in net loss during three months ended June 30, 2019 compared to three months ended June 30, 2018 was mainly attributed to the increase in marketing cost, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the three months ended June 30, 2019.

Six months ending June 30, 2019 compared to six months ending June 30, 2018:

	Six Months Ended
	June 30,
	2019	2018	Change	%
Revenue	$-	$-	$-	-

Operating Expenses
General and administrative expenses	227,129	131,104	96,025	73%
Stock based compensation	83,574	-	83,574	-
Gain from extinguishment of debt	(12,041)	-	(12,041)	-
Other income (expense)	(388,309)	(27,266)	(361,043)	1324%
Net profit (loss)	$(686,971)	$(158,370)	$(528,601)	334%

For the six months ended June 30, 2019 and June 30, 2018, we had no revenue.

For the six months ended June 30, 2019, we incurred $227,129 in general and administrative expenses, stock-based compensation of $83,574, gain on extinguishment of debt of $12,041 and other expense of $388,309, resulting in a net loss of $686,971.

For the six months ended June 30, 2018, we incurred $131,104 in general and administrative expenses and other expense of $27,266, resulting in a net loss of $158,370.

The increase in net loss during six months ended June 30, 2019 compared to six months ended June 30, 2018 was mainly attributed to the increase in consulting fees, marketing cost, stock based compensation from stock options, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the six months ended June 30, 2019.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2019 and December 31, 2018, respectively.

Working Capital

	June 30, 2019	December 31, 2018	Change	%
Current Assets	$62,315	$50,621	$11,694	23%
Current Liabilities	$2,176,672	$1,718,520	$458,152	27%
Working Capital (deficit)	$(2,114,357)	$(1,667,899)	$(446,458)	27%

Cash Flows

	Six Months Ended
	June 30,
	2019	2018	Change
Cash Flows provided by (used in) Operating Activities	$(274,885)	$10	$(274,895)
Cash Flows used in Investing Activities	$-	$-	-
Cash Flows provided by Financing Activities	$245,575	$25,000	220,575
Net Change in Cash During Period	$(29,310)	$25,010	$(54,320)

Our working capital deficit increased as of June 30, 2019, as compared to December 31, 2018 due to the increase in our total current liabilities attributed to the increase in subscription payable, convertible notes and promissory notes.

Cash Flow from Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $274,885, compared to $10 cash generated from operating activities during the six months ended June 30, 2018.

The net cash used in operating activities for the six months ended June 30, 2019 was attributed to a net loss of $686,971, increased by gain from extinguishment of debt of $12,041, expense paid for subsidiary of $16,336, a decrease in prepaid interest and deposits of $13,039 and a decrease in accounts payable and accrued expenses of $43,974, offset by depreciation of $190, expenses paid for directly by related party of $25,396, amortization of debt discount of $358,722, stock based compensation expense of $83,574, an increase in bank indebtedness of $6 and an increase in accrued interest of $29,588.

The net cash provided by operating activities for the six months ended June 30, 2018 was attributed to a net loss of $158,370, increased by a decrease in accounts payable and accrued expenses of $36,234, offset by depreciation of $190, expenses paid for directly by related party of $129,658, amortization of debt discount of $4,793, stock issued for services of $5,500, non-cash expenses of $2,500, a decrease in prepaid interest and deposits of $29,500 and an increase in accrued interest of $22,473.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2019 and June 30, 2018.

Cash Flow from Financing Activities

Net cash from financing activities was $245,575 for the six months ended June 30, 2019 attributed to proceeds from issuance of convertible promissory notes of $319,500, proceeds from issuance of common stock of $43,500 and proceeds from subscription payable of $80,000, offset by repayment on a convertible note of $135,000 and repayment of related party advances of $62,425.

Net cash from financing activities was $25,000 for the six months ended June 30, 2018, including proceeds from issuance of convertible promissory note of $100,000 and repayment of related party advance of $75,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about June 18, 2019, we issued 6,400,000 shares of our common stock to AH Originals, Inc. (“AH”) in connection with the closing of an asset purchase agreement.

The shares of common stock were issued to AH in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. The note and accrued interest was $166,355 and $157,855 as of June 30, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of June 30, 2019, and is currently in default.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,089 and $7,909 as of June 30, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,419 and $5,319 as of June 30, 2019 and December 31, 2018, respectively and is currently in default.

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $65,500 and $63,500 at June 30, 2019 and December 31, 2018, respectively.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	Certificate of Designations, Rights and Preferences of the Class C Preferred Stock	8-K	10.5	August 10, 2010
3.3	Certificate of Amendment filed by Global Fashion Technologies, Inc. with the Secretary of the State of Nevada on August 6, 2014	8-K	5.1	August 7, 2014
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of the State of Nevada on August 6, 2014	8-K	5.2	August 7, 2014
3.5	Certificate of Amendment filed with the Secretary of the State of Nevada on January 10, 2017	8-K	5.1	January 23, 2017
3.6	Certificate of Amendment filed with the Secretary of the State of Nevada on April 18, 2019.	8-K	5.1	May 7, 2019
3.7	By-Laws adopted February 14, 2017	8-K		February 22, 2017
(10)	Material Contracts
10.1	May 28, 2019 Asset Purchase Agreement between the Company and AH Originals, Inc.	8-K	10.1	May 29, 2019
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Global Fiber Technologies, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: August ___, 2019	/s/
[Name]
[Title]
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

