Form 10-Q
period 2019-09-30
Global Fiber Technologies, Inc.
filed 2019-11-19
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019

  or

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

  Commission File Number   000-52047

GLOBAL FIBER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

142, Belmont Ave, Unit #1 Somerset NJ 00873	08876
(Address of principal executive offices)	(Zip Code)

(732) 695-4389
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

30,563,682 shares of common stock issued and outstanding as of November 19, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018*
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$50,227	$29,310
Prepaid interest and deposits	100,548	21,311
Inventories	60,815	-
Total Current Assets	211,590	50,621

Property and equipment, net	222,618	1,113
Intangible assets	19,616	-
TOTAL ASSETS	$453,824	$51,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	207,473	263,869
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	254,253	196,083
Convertible notes and accrued interest - net of debt discount of $552,898 and $52,720, respectively	605,152	99,968
Convertible notes and accrued interest - related party	66,500	63,500
Promissory note and accrued interest - related party	239,850	-
Advances from related parties	159,750	255,296
Related party loans and accrued interest	242,079	234,273
Subscription payable	100,000	20,000
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	2,460,588	1,718,520

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 400,000,000 shares authorized, 22,231,273 and 19,975,927 shares issued and outstanding, 6,688,666 and 1,168,666 issuable as of September 30, 2019 and December 31, 2018, respectively	28,921	21,145
Additional paid-in capital	30,200,294	29,335,171
Accumulated deficit	(32,236,179)	(31,023,302)
Stockholders’ deficit	(2,006,764)	(1,666,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$453,824	$51,734

*Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUE	$1,784	$-	$1,784	$-

OPERATING EXPENSES
General and administrative	$142,052	$29,866	$369,181	$160,970
Stock based compensation	60,000	11,700	143,574	11,700
Gain from extinguishment of debt	-	(5,394)	(12,041)	(5,394)
Total Operating Expenses	202,052	36,172	500,714	167,276

LOSS FROM OPERATIONS	(200,268)	(36,172)	(498,930)	(167,276)

OTHER EXPENSE
Interest expense and financing costs	318,654	38,929	699,318	58,777
Interest expense - related parties	6,984	3,372	14,629	10,790
Total other expense	325,638	42,301	713,947	69,567

Loss from continuing operations	(525,906)	(78,473)	(1,212,877)	(236,843)
Provision for income taxes	-	-	-	-

NET LOSS	$(525,906)	$(78,473)	$(1,212,877)	$(236,843)

Net loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding	28,740,782	20,670,376	27,994,505	20,537,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Nine Months and Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance - December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Options issued for consulting services	-	-	-	-	83,574	-	83,574
Common stock issuable for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Debt discount - Convertible promissory note and warrants	-	-	-	-	217,500	-	217,500
Net loss	-	-	-	-	-	(406,019)	(406,019)
Balance - March 31, 2019	200,000	$200	21,215,181	$21,216	$29,641,821	$(31,429,321)	$(1,766,084)
Common stock issued for cash	-	-	190,000	190	43,310	-	43,500
Common stock issued for repayment of related party loan	-	-	50,000	50	12,450	-	12,500
Acquisition of assets from related party	-	-	6,400,000	6,400	-	-	6,400
Debt discount - Convertible promissory note and warrants	-	-	-	-	102,000	-	102,000
Net loss	-	-	-	-	-	(280,952)	(280,952)
Balance - June 30, 2019	200,000	$200	27,855,181	$27,856	$29,799,581	$(31,710,273)	$(1,882,636)
Common stock issued for consulting services	-	-	300,000	300	59,700	-	60,000
Common stock issued for conversion of convertible note	-	-	764,758	765	59,315	-	60,080
Debt discount - Convertible promissory note and warrants	-	-	-	-	281,698	-	281,698
Net loss	-	-	-	-	-	(525,906)	(525,906)
Balance - September 30, 2019	200,000	$200	28,919,939	$28,921	$30,200,294	$(32,236,179)	$(2,006,764)

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance - December 31, 2017	200,000	$200	20,500,093	$20,500	$29,175,692	$(30,578,048)	$(1,381,656)
Net loss	-	-	-	-	-	(123,341)	(123,341)
Balance - March 31, 2018	200,000	$200	20,500,093	$20,500	$29,175,692	$(30,701,389)	$(1,504,997)
Common stock issued for consulting services	-	-	50,000	50	5,450	-	5,500
Debt discount - Convertible promissory note and warrants	-	-	-	-	67,874	-	67,874
Net loss	-	-	-	-	-	(35,029)	(35,029)
Balance - June 30, 2018	200,000	$200	20,550,093	$20,550	$29,249,016	$(30,736,418)	$(1,466,652)
Stock based compensation	-	-	97,500	98	11,602	-	11,700
Common stock issued for extension of note	-	-	25,000	25	4,225	-	4,250
Net loss	-	-	-	-	-	(78,473)	(78,473)
Balance - September 30, 2018	200,000	$200	20,672,593	$20,673	$29,264,843	$(30,814,891)	$(1,529,175)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,212,877)	$(236,843)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from extinguishment of debt	(12,041)	(5,394)
Depreciation	11,593	285
Amortization	307	-
Expenses paid for directly by related party	25,897	153,675
Amortization of debt discount	660,128	33,549
Stock based compensation expense	143,574	11,700
Stock issued for services	-	5,500
Non-cash interest	-	4,250
Non-cash expenses	-	2,500
Changes in operating assets and liabilities:
Expense paid for subsidiary	(16,336)	-
Prepaid interest and deposits	(112,087)	29,500
Accounts payable and accrued expenses	(56,396)	(42,935)
Accrued interest	53,821	31,868
Net cash used in operating activities	(514,417)	(12,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(18,500)	-
Acquisition of intangible assets	(3,723)	-
Net cash used in investing activities	(22,223)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory note, net	633,000	100,000
Proceeds from issuance of common stock	43,500	-
Proceeds from subscription payable	80,000	-
Proceeds from unsecured loans	50,000	-
Repayment on a convertible note	(135,000)
Repayment of related party advance	(108,943)	(87,394)
Repayment of unsecured loans	(5,000)	-
Net cash provided by financing activities	557,557	12,606

Net change in cash and cash equivalents	20,917	261
Cash and cash equivalents - beginning of period	29,310	-
Cash and cash equivalents - end of period	$50,227	$261

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for related party loan	$12,500	$-
Acquisition of assets from related party through the issuance of common stock and a note	$275,277	$-
Shares issued for settlement of convertible notes	$65,727	$-
Discount related to convertible debts	$1,160,306	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of September 30, 2019 and December 31, 2018, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of the Company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of September 30, 2019 and December 31, 2018, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of September 30, 2019 and December 31, 2018, respectively.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of September 30, 2019 and December 31, 2018, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of September 30, 2019.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $32,236,179 and $31,023,302 as of September 30, 2019 and December 31, 2018, respectively, which include net losses of $1,212,877 and $236,843 for the nine months ended September 30, 2019 and 2018, respectively. In addition, as of September 30, 2019 and December 31, 2018, the Company had a working capital deficit of $2,248,998 and $1,667,899 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and ECO CHAIN 360, Inc., had no operations, assets or liabilities as of September 30, 2019 and December 31, 2018. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	September 30, 2019	December 31, 2018
Raw Material	$13,631	$-
Finished Goods	47,184	-
	$60,815	$-

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	September 30,	December 31,
	2019	2018
Furniture and Equipment	$215,315	$2,650
Forklift	20,433	-
	235,748	2,650
Less accumulated depreciation	(13,131)	(1,537)
	$222,618	$1,113

Depreciation expense amounted to $11,593 and $285 for the nine months ended September 30, 2019 and 2018, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2019 and 2018, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight line basis.

The following table sets forth the amortization for the intangible assets at September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2019	2018
Patent	$9,233	$-
Websites	10,690	-
	19,923	-
Less accumulated amortization	(307)	-
	$19,616	$-

Amortization expense amounted to $307 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

Prepaid interest and deposits

Prepaid interest and deposits consist of prepaid consulting fees, OTC market annual fees and license agreement. Prepaid interest is amortized over the life of the related liability.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, ”Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2018.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the nine months ended September 30, 2019 and 2018, the Company incurred $83,574 and $0 for stock based compensation, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At September 30, 2019 and December 31, 2018, the Company had no amounts in excess of the FDIC limit.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. The Company adopted this ASU beginning on January 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU. The adoption of ASC 842, did not have a material effect on the Company’s financial statements.

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

Common Stock

As of September 30, 2019 and December 31, 2018, the Company had 22,231,273 and 19,975,927 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of September 30, 2019 and December 31, 2018, the Company had 6,688,666 and 1,168,666 shares of common stock issuable, respectively.

During the nine months ended September 30, 2019, the Company issued common shares as follows,

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

•

The Company will issue 6,400,000 common shares valued at $0.001 par value for total of $6,400 as partial consideration for the acquisition of assets from AH Original, Inc. (“AOH”), a common controlled corporation owned by the same owner group of the Company.

•

On July 1, 2019, the Company issued 300,000 shares of common stock valued at $60,000, based on market price on the issuance dates, as partial consideration to a corporation for investor relations services.

•	During three months ended September 30, 2019, the Company issued 764,758 shares of common shares to convert the principal amount of $53,352 and accrued interest of $5,728 of convertible notes.

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2years-5years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

The below table summarizes the activity of warrants exercisable for common shares during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2017	-	$-
Granted	112,238	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2018	112,238	$0.35
Granted	588,125	0.28
Exercised	-	-
Forfeited	-	-
Balance as of September 30, 2019	700,363	$0.29

The following table summarizes information relating to outstanding and exercisable stock warrants as of September 30, 2019:

Warrants Outstanding
	Weighted Average	Weighted	Warrants
	Remaining Contractual	Average Exercise	Exercisable Number of
Number of Shares	life (in years)	Price	Shares

700,363	3.40	$0.29	700,363

As of September 30, 2019 and December 31, 2018, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.10 on September 30, 2019 and $0.17 on December 31, 2018, respectively.

Stock Options

During the year ended December 31, 2017, the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870. During the nine months ended September 30, 2019, the expiry terms of 875,000 options granted during year ended December 31, 2017 were extended for two years, resulting in fair value adjustment of $46,513 recorded under stock based compensation expense.

No stock options were issued during the year ended December 31, 2018.

During the nine months ended September 30, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the nine months ended September 30, 2019:

For the Nine months ended September 30, 2019
Fair values	$0.30
Exercise price	$0.50
Expected term at issuance	3 years
Expected average volatility	94.62%
Expected dividend yield	—
Risk-free interest rate	2.34%

A summary of the change in stock purchase options outstanding for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017	2,650,000	$0.33	$0.33	6.92
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2018	2,650,000	$0.33	$0.30	5.92
Options issued	50,000	$0.50	$0.30	2.73
Options expired (See note above)	-	-	-	-
Options exercised	-	-	-	-
Balance - September 30, 2019	2,700,000	$0.34	$0.30	5.37

The following table shows information on our vested and unvested options outstanding during the nine months ended September 30, 2019 and the year ended December 31, 2018:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017, unvested	-	$-	$-	-

Balance - December 31, 2018, unvested	-	$-	$-	-

Options issued	50,000	$0.50	$0.30	2.73
Options vested	50,000	$0.50	$0.30	2.73
Options expired (See note above)	-	-	-	-
Options exercised	-	-	-	-
Balance – September 30, 2019, unvested	-	$-	$-	-

As of September 30, 2019 and December 31, 2018, the intrinsic value of 350,000 options and 350,000 options was $32,490 and $56,990 based on the closing market price of $0.10 on September 30, 2019 and $0.17 on December 31, 2018, respectively.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. On September 24, 2019, the Company made $5,000 repayment. The note and accrued interest was $165,605 and $157,855 as of September 30, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of September 30, 2019, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of September 30, 2019 and December 31, 2018.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,179 and $7,909 as of September 30, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,469 and $5,319 as of September 30, 2019 and December 31, 2018, respectively and is currently in default.

During the three months ended September 30, the Company received four separate payments of $12,500, totaling $50,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $50,000 as of September 30, 2019.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $66,500 and $63,500 at September 30, 2019 and December 31, 2018, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals were $239,850 at September 30, 2019.

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

On January 3, 2019, the Company issued a convertible promissory note in the amount of $86,250, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the execution of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The Company recorded $86,250 as a liability on stock settled debt associated with this convertible note. The note bears interest at 12% per annum and matures on October 3, 2019. In connection with issuance of the note, the Company issued warrants to purchase 215,625 shares of common stock at $0.20 per share exercisable for a period of five years. The fair value of these warrants at the time they were granted was $43,125 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.20 and 631%, respectively. The total beneficial conversion feature discount recognized was $118,125. The total discount of $172,500 is being amortized over the term of the note. During three months ended September 30, 2019, the Company issued 400,000 shares of common shares to convert the principal amount of $13,772 and accrued interest of $5,728 of the convertible note. The balance of the liability, note and accrued interest was $160,380 and the related unamortized discount was $1,601 as of September 30, 2019.

On January 15, 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $3,000, convertible into common stock at the lower of $0.21 per share or a fixed conversion price of 65% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company recorded $32,308 as a liability on stock settled debt associated with this convertible note. The note bears interest at 5% per annum and matures on January 15, 2020. The note bears interest at 5% per annum and matures on January 16, 2020. In connection with issuance of the note, the Company issued warrants to purchase 50,000 shares of common stock at $0.21 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $10,276 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.21 and 324%, respectively. The total beneficial conversion feature discount recognized was $74,532. The total discount of $92,308 is being amortized over the term of the note. During three months ended September 30, 2019, the Company issued 220,758 shares of common shares to convert the principal amount of $30,000 of the convertible note. The balance of the liability, note and accrued interest was $64,219 and the related unamortized discount was $9,018 as of September 30, 2019.

On January 23, 2019, the Company issued a convertible promissory note in the amount of $58,000, with an original issue discount of $5,000, convertible into common stock at a fixed conversion price of 60% of the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the notice of conversion. The Company recorded $38,667 as a liability on stock settled debt associated with this convertible note. The note bears interest at 10% per annum and matures on January 23, 2020. The total beneficial conversion feature discount recognized was $88,667. The total discount of $96,667 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $100,640 and the related unamortized discount was $30,212 as of September 30, 2019.

On February 7, 2019, the Company issued a convertible promissory note in the amount of $45,500, with an original issue discount of $4,000, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The Company recorded $45,500 as a liability on stock settled debt associated with this convertible note. The note bears interest at 12% per annum and matures on October 25, 2019. In connection with issuance of the note, the Company issued warrants to purchase 97,500 shares of common stock at $0.35 per share exercisable for a period of three years. The fair value of these warrants at the time they were granted was $47,531 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.49 and 324%, respectively. The total beneficial conversion feature discount recognized was $45,500. The total discount of $91,000 is being amortized over the term of the note. During three months ended September 30, 2019, the Company issued 144,000 shares of common shares to convert the principal amount of $9,580 of the convertible note. The balance of the liability, note and accrued interest was $84,816 and the related unamortized discount was $6,938 as of September 30, 2019.

On April 8, 2019, the Company issued three convertible promissory notes in the amount of $38,500 for an aggregate amount of $115,500, convertible into common stock at the lower of the lowest trading price within the prior twenty days of the note or 60% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the conversion date. The Company recorded $77,001 as a liability on stock settled debt associated with these convertible notes. The notes bear interest at 8% per annum and mature on January 8, 2020. In connection with the issuance of the convertible notes, the Company granted warrants to purchase 225,000 shares of common stock at $0.35 exercisable for a period of five years. The fair value of these warrants at the time they were granted was $45,000 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.20 and 621%, respectively. The total beneficial conversion feature discount recognized was $134,001. The total discount of $192,501 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $196,931 and the related unamortized discount was $69,198 as of September 30, 2019.

On July 19, 2019, the Company issued a convertible promissory note in the amount of $63,000, convertible into common stock at 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The Company recorded $40,279 as a liability on stock settled debt associated with this convertible note. The note bears interest at 10% per annum and matures on July 19, 2020. The total beneficial conversion feature discount recognized was $100,279. The total discount of $103,279 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $104,487 and the related unamortized discount was $82,921 as of September 30, 2019. The note can be prepaid at any time during the 180 days subsequent to the issuance of the note. The prepayment amount is the applicable prepayment percentage ranging from 120% to 140% times the principal amount of the note and unpaid interest. The note has a cross default provisions, which if the Company has other notes in default allows at the option of the holder to consider the note to be in default.

On July 30, 2019, the Company issued a convertible promissory note in the amount of $43,000, convertible into common stock at 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The Company recorded $27,492 as a liability on stock settled debt associated with this convertible note. The note bears interest at 10% per annum and matures on July 30, 2020. The total beneficial conversion feature discount recognized was $67,492. The total discount of $70,492 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $71,199 and the related unamortized discount was $58,638 as of September 30, 2019. The note can be prepaid at any time during the 180 days subsequent to the issuance of the note. The prepayment amount is the applicable prepayment percentage ranging from 120% to 140% of the principal amount of the note and unpaid interest. The note has a cross default provisions, which if the Company has other notes in default allows at the option of the holder to consider the note to be in default.

On August 13, 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $2,500, convertible into common stock at the lower of the lowest trading price within the prior ten days of the note or a fixed conversion price of 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The Company recorded $38,361 as a liability on stock settled debt associated with this convertible note. The note bears interest at 10% per annum and matures on May 13, 2020. The total beneficial conversion feature discount recognized was $73,059. The total discount of $79,059 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $99,051 and the related unamortized discount was $65,931 as of September 30, 2019. The note can be prepaid at any time during the 180 days subsequent to the issuance of the note. The prepayment amount is the applicable prepayment percentage ranging from 120% to 140% of the principal amount of the note and unpaid interest. The note has a cross default provisions, which if the Company has other notes in default allows at the option of the holder to consider the note to be in default.

On August 25, 2019, the Company issued three convertible promissory notes in the amount of $52,500 for an aggregate amount of $157,500, with an original issue discount of $2,500 for an aggregate amount of $7,500, convertible into common stock at the lower of the fixed price at $0.45 per share or 60% multiplied by the lowest traded price of the common stock during the fifteen consecutive trading day period immediately preceding the conversion date. The Company recorded $10,500 as a liability on stock settled debt associated with these convertible notes. The notes bear interest at 8% per annum and mature on May 25, 2020. In connection with the issuance of the convertible notes, the Company granted warrants to purchase 450,000 shares of common stock at $0.30 exercisable for a period of five years. The fair value of these warrants at the time they were granted was $85,500 and was calculated using the Black-Scholes-Merton model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.19 and 626%, respectively. The total beneficial conversion feature discount recognized was $166,500. The total discount of $262,500 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $263,674 and the related unamortized discount was $228,442 as of September 30, 2019. The note can be prepaid at any time during the 180 days subsequent to the issuance of the note. The prepayment amount is 150% of the principal amount of the note and unpaid interest. The note has a cross default provisions, which if the Company has other notes in default allows at the option of the holder to consider the note to be in default.

On August 5, 2019, the Company issued three convertible promissory notes in the amount of $12,500, convertible into common stock at the fixed price at $0.25 per share at maturity date of the note on May 5, 2020. The notes bear interest at 8% per annum and mature on February 5, 2020. The balance of note and accrued interest was $12,653 as of September 30, 2019.

The Company has amortized $660,128 of the debt discount during the nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, the total balance of convertible notes plus accrued interest was $605,152 and $99,968, net of debt discount of $552,898 and $52,720, respectively.

Subscription Payable

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company received $80,000 and $20,000 prepayment related to a future private placement offering. As of September 30, 2019 and December 31, 2018, the subscription payable was $100,000 and $20,000, respectively.

NOTE 5 – ACQUISITIONS OF ASSETS

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock to be issued, cash advances of $32,850 and the issuance of a promissory note of $447,150 bears 3% interest per annum and has a one year term with eight options to extend the maturity date for three-month periods. Management did not consider the transaction to be a business combination due to the common control of AHO and the Company. The assets were recorded at the carrying value. The stock was recorded at is par value and the debt as its fair value. Management considered the 3% interest per the note to be below market and recorded a discount of $211,123.

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

As of September 30, 2019 and December 31, 2018, current liabilities from discontinued operations includes $84,281 accounts payable.

During the nine months ended September 30, 2019 and September 30, 2018, the Company had no income or loss from discontinued operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company’s President paid on behalf of the Company $15,775 of expenses and was repaid $87,784 through cash and $12,500 through the issuance of 50,000 shares of common stock valued at $0.25. During the year ended December 31, 2018, the Company settled $33,300 of advances by issuing to the president of the Company 222,000 shares of common stock valued at $0.15 per share. The President of the Company was owed $147,199 and $231,708 at September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, the CEO and Director of the Company paid on behalf of the Company $10,122 of expenses and was repaid $21,159. The CEO and Director of the Company was owed $12,551 and $23,588 at September 30, 2019 and December 31, 2018, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017. The balance of these notes and accrued interest were $242,079 and $234,273 as of September 30, 2019 and December 31, 2018, respectively.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. During the year ended December 31, 2018, the loan balance of $5,936 was determined to be uncollectible and an allowance for doubtful accounts was set up for the full amount of the receivable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME. EMME is a market pioneer and trusted voice of the “Full-Figured” market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection. On April 13, 2016, the agreement was amended regarding the term and minimum royalties. The royalty expense was $0 for the three months ended September 30, 2019. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is required to make twelve repayments totaling $37,500 to resolve all amounts outstanding. For the year ended December 31, 2018, the Company entered into a settlement agreement with True Beauty, LLC which controls the trademark EMME. The Company paid $5,000 to settle all outstanding balances with True Beauty, LLC. As a result, the Company recorded gain on settlement of debt of $5,394.

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of September 30, 2019 and December 31, 2018 for the following:

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

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, In. and assumed lease for the facility where the equipment purchased is located. The lease will be expired on September 30, 2020.

The following is a schedule of minimum future rentals on leases as of September 30, 2019:

Year Ending December 31:
2019	$11,865
Thereafter	35,595
Total minimum future rentals	$47,460

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

Potentially dilutive securities were comprised of the following:

	September 30,	December 31,
	2019	2018
Warrants	1,150,363	112,238
Options	2,700,000	2,650,000
Convertible notes payable, including accrued interest	19,749,863	943,794
	23,600,226	3,706,032

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

Subsequent to September 30, 2019 through the date of the 10-Q filing, the Company issued 943,743 shares of common shares to repay the principal amount of $35,112 and accrued interest of $2,053 of convertible notes.

On October 16, 2019, the Company issued 700,000 shares of common stock valued at $5,320, based on market price on the issuance date to a vendor for services.

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

Our company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of our company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. Our company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have any assets or liabilities as of September 30, 2019 or December 31, 2018.

We created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 our company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement in order to focus resources on the Rejuvenated Uniform Segment. PFI has generated no revenue to date, nor did it have any assets or liabilities as of September 30, 2019 or December 31, 2018.

On May 28, 2019, we entered into an asset purchase agreement (the “Purchase Agreement”) with AH Originals, Inc. (“AH”), pursuant to which we will acquire from AH certain assets including: equipment (which includes a Della’ Orco Sample Line, Electro Steam Boiler/Steamer and Schulz 5 HP Condenser), inventory, materials, intellectual property (including PCT/US2018/047918 - Authenticatable Articles, Fabric and Method of Manufacture, 16/311,095 - Authenticatable Articles, Fabric and Method of Manufacture, as well as the rights the trademarks, trade names, logos, etc. For “Authentic Heroes”, “Feel the Bond”, and “Event Worn Reborn”), along with all domain names of AH. The purchase will be paid through the issuance of 6,400,000 shares of our common stock and 200,000 shares of common stock of Authentic Heroes, Inc. (a subsidiary created by the Company to receive and operate the purchased assets), and the remaining $480,000 will be paid through a promissory note at 3% interest with a three-year term. Our company is not assuming any liabilities of AH other than the lease for the facility where the equipment is located.

The terms of the Purchase Agreement completed on June 18, 2019. The aggregate consideration was $447,150 payable via a promissory note at 3% interest with an amended loan term with an initial term of one-year and eight options for the noteholder to extend the maturity date for three-month periods, as opposed to the original three-year term. The balance of the purchase price was to be paid through the delivery to Seller of 6,400,000 shares of our common stock and 200,000 shares of common stock of Authentic Heroes, Inc. (a subsidiary created by our company to receive and operate the purchased assets). Our company did not assume any liabilities of AH other than the lease for the facility where the equipment purchased is located.

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

Results of Operations

The following table provides selected financial data about our company for the nine month period ended September 30, 2019 and the year ended December 31, 2018.

	September 30, 2019	December 31, 2018	Change	%
Cash and cash equivalents	$50,227	$29,310	$20,917	71%
Prepaid interest and deposits	$100,548	$21,311	$79,237	372%
Inventories	$60,815	$-	$60,815	100%
Property and equipment	$222,618	$1,113	$221,505	19902%
Intangible assets	$19,616	$-	$19,616	100%
Total Assets	$453,824	$51,734	$402,090	777%
Total Liabilities	$2,460,588	$1,718,520	$742,068	43%
Stockholders’ Deficit	$(2,006,764)	$(1,666,786)	$(339,978)	20%

The following summary of our results of operations, for the three and nine months ended September 30, 2019, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending September 30, 2019 compared to three months ending September 30, 2018:

	Three Months Ended
	September 30,
	2019	2018	Change	%
Revenue	$1,784	$-	$1,784	100%

Operating Expenses
General and administrative expenses	142,052	29,866	112,186	376%
Stock based compensation	60,000	11,700	48,300	413%
Gain from extinguishment of debt	-	(5,394)	5,394	(100)%
Other expense	(325,638)	(42,301)	(283,337)	670%
Net loss	$(525,906)	$(78,473)	$(447,433)	570%

For the three months ended September 30, 2019 and September 30, 2018, we recognized revenue of $1,784 and $0, respectively.

For the three months ended September 30, 2019, we incurred $142,052 in general and administrative expenses, $60,000 in stock based compensation and other expense of $325,638, resulting in a net loss of $525,906.

For the three months ended September 30, 2018, we incurred $29,866 in general and administrative expenses, $11,700 in stock based compensation, $42,301 in other expense and recognized $5,394 in gain from extinguishment of debt, resulting in a net loss of $78,473.

The increase in net loss during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was mainly attributed to the increase in consulting fees, marketing cost, professional fees, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the three months ended September 30, 2019.

Nine months ending September 30, 2019 compared to nine months ending September 30, 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change	%
Revenue	$1,784	$-	$1,784	100%

Operating Expenses
General and administrative expenses	369,181	160,970	208,211	129%
Stock based compensation	143,574	11,700	131,874	1127%
Gain from extinguishment of debt	(12,041)	(5,394)	(6,647)	123%
Other expense	(713,947)	(69,567)	(644,380)	926%
Net loss	$(1,212,877)	$(236,843)	$(976,034)	412%

For the nine months ended September 30, 2019 and September 30, 2018, we recognized revenue of $1,784 and $0, respectively.

For the nine months ended September 30, 2019, we incurred $369,181 in general and administrative expenses, $143,574 in stock-based compensation, $713,947 in other expense and recognized $12,041 in gain from extinguishment of debt, resulting in a net loss of $1,212,877.

For the nine months ended September 30, 2019, we incurred $160,970 in general and administrative expenses, $11,700 in stock-based compensation, $69,567 in other expense and recognized $5,394 in gain from extinguishment of debt, resulting in a net loss of $236,843.

The increase in net loss during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was mainly attributed to the increase in consulting fees, marketing cost, professional fees, stock based compensation from stock options, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the nine months ended September 30, 2019.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

Working Capital

	September 30, 2019	December 31, 2018	Change	%
Current Assets	$211,590	$50,621	$160,969	318%
Current Liabilities	$2,460,588	$1,718,520	$742,068	43%
Working Capital (deficit)	$(2,248,998)	$(1,667,899)	$(581,099)	35%

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018	Change
Cash Flows used in Operating Activities	$(514,417)	$(12,345)	$(502,072)
Cash Flows used in Investing Activities	$(22,223)	$-	$(22,223)
Cash Flows provided by Financing Activities	$557,557	$12,606	$544,951
Net Change in Cash During Period	$20,917	$261	$20,656

Our working capital deficit increased as of September 30, 2019, as compared to December 31, 2018 due to the increase in our total current liabilities attributed to the increase in convertible notes and promissory notes.

Cash Flow from Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $514,417 compared to $12,345 during the nine months ended September 30, 2018.

The net cash used in operating activities for the nine months ended September 30, 2019 was attributed to a net loss of $1,212,877, increased by gain from extinguishment of debt of $12,041, expense paid for subsidiary of $16,336, an increase in prepaid interest and deposits of $112,087 and a decrease in accounts payable and accrued expenses of $56,396, offset by depreciation of $11,593, amortization of $307, expenses paid for directly by related party of $25,897, amortization of debt discount of $660,128, stock based compensation expense of $143,574 and an increase in accrued interest of $53,821.

The net cash provided by operating activities for the nine months ended September 30, 2018 was attributed to a net loss of $236,843, increased by gain from extinguishment of debt of $5,394 and a decrease in accounts payable and accrued expenses of $42,935, offset by depreciation of $285, expenses paid for directly by related party of $153,675, amortization of debt discount of $33,549, stock issued for services of $11,700, stock issued for services of $5,500, non-cash interest of $4,250, non-cash expenses of $2,500, a decrease in prepaid interest and deposits of $29,500 and an increase in accrued interest of $31,868.

Cash Flow from Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $22,223 from the acquisition of property, plant and equipment of $18,500 and acquisition of intangible assets of $3,723.

The Company did not use any funds for investing activities during the nine months ended September 30, 2018.

Cash Flow from Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $557,557 compared to $12,606 during the nine months ended September 30, 2018.

Net cash from financing activities was $557,557 for the nine months ended September 30, 2019 attributed to proceeds from issuance of convertible promissory notes of $633,000, proceeds from issuance of common stock of $43,500, proceeds from subscription payable of $80,000, proceeds from unsecured loans of $50,000, offset by repayment on a convertible note of $135,000, repayment of related party advances of $108,943 and repayment of unsecured loans of $5,000.

Net cash from financing activities was $12,606 for the nine months ended September 30, 2018, including proceeds from issuance of convertible promissory note of $100,000, offset by repayment of related party advance of $87,394.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. On September 24, 2019, the Company made $5,000 repayment. The note and accrued interest was $165,605 and $157,855 as of September 30, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of September 30, 2019, and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing, and have no terms of repayment. The balance of the notes was $25,000 as of September 30, 2019 and December 31, 2018.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,179 and $7,909 as of September 30, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,469 and $5,319 as of September 30, 2019 and December 31, 2018, respectively and is currently in default.

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $66,500 and $63,500 at September 30, 2019 and December 31, 2018, respectively.

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

___________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: November 19, 2019	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: November 19, 2019	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

