Form 10-K
period 2019-12-31
Global Fiber Technologies, Inc.
filed 2021-04-21
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52047

GLOBAL FIBER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Division Street Somerset NJ	08873
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 695-4389

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019, was $3,604,533 based on a $0.20 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,251,239,584 common shares as of April 8, 2021

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

The Company created a new limited liability company, Pure361, LLC ("Pure361") in May 2015 for the purpose of operating the portion of the Company's business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. ("Pure"), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have any assets or liabilities as of December 31, 2019 and 2018 respectively.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of December 31, 2019 and 2018, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of December 31, 2019.

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

Global Fiber Technologies, Inc. comprised of three separate operating subsidiaries which are driving fiber industry innovation through technologies related to fiber rejuvenation, authentication and distribution. The Company’s business plan is to operate a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Item 2. Properties

Our principal business and corporate address is 142 Belmont Unit#1 Somerset NJ 08873; our telephone number is (973) 390-0072. Our facilities are leased on a month-to-month basis at a price of $5,280 per month.

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

Our common shares are listed for quotation on the OTC Markets under the symbol “GFTX”.

Our shares are issued in registered form. Signature Stock Transfer, Inc., 114673 Midway Road, Suite 220, Addison TX 75001 (Telephone: (972) 612-4120) is the registrar and transfer agent for our common shares.

On April 13, 2021, the shareholders’ list showed 172 registered shareholders with 1,251,239,584 common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

•	On January 8, 2019, the Company issued 70,588 common shares valued at $0.08 per share for a total of $5,647 to repay the outstanding amount of a convertible note of $17,688.

•	On May 10, 2019, the Company issued 50,000 common shares valued at $0.25 for $12,500 to repay the loan from the President and Director of the Company.

•	On June 18, 2019, the Company issued 6,400,000 common shares valued at $0.001 par value for total of $6,400 as partial consideration for the acquisition of assets from AH Original, Inc. (“AOH”), a common controlled corporation owned by the same owner group of the Company.

•	During the year ended December 31, 2019, the Company issued 6,072,221 shares of common shares to convert the principal amount of $152,887 and accrued interest of $15,895 of convertible notes. These issuances were exempt under Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2019, which are included herein.

	December 31, 2019	December 31, 2018	Change	%
Cash and cash equivalents	$4,794	$29,310	$(24,516)	(84)%
Prepaid interest and deposits	$96,214	$21,311	$74,903	351%
Inventories	$60,815	$-	$60,815	-
Operating lease right-of-use assets	$46,971	$-	$46,971	-
Property and equipment	$213,037	$1,113	$211,924	19,041%
Intangible assets	$69,284	$-	$69,284	-
Total Assets	$491,115	$51,734	$439,381	849%
Total Liabilities	$3,360,421	$1,718,520	$1,641,901	96%
Stockholders’ Deficit	$(2,869,306)	$(1,666,786)	$(1,202,520)	72%

The following summary of our results of operations, for the year ended December 31, 2019, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year ended
	December 31,
	2019	2018	Change	%
Revenue	$3,758	$-	$3,758	-

Operating Expenses
General and administrative expenses	(463,064)	(242,858)	(220,206)	91%
Consulting fees share expense	(133,200)	(60,493)	(72,707)	120%
Officer salaries and compensation	-	(25,000)	25,000	(100)%
Stock based compensation	(83,574)	(11,700)	(71,874)	614%
Gain from extinguishment of debt	12,041	5,394	6,647	123%
Other expense	(998,084)	(110,597)	(887,487)	802%
Net loss	$(1,662,123)	$(445,254)	$(1,216,869)	273%

For the year ended December 31, 2019 and December 31, 2018, we recognized revenue of $3,758 and $0, respectively.

For the year ended December 31, 2019, we incurred $463,064 in general and administrative expenses, $133,200 in consulting fees share expense, $83,574 in stock-based compensation, $998,084 in other expense and recognized $12,041 in gain from extinguishment of debt, resulting in a net loss of $1,662,123.

For the year ended December 31, 2018, we incurred $242,858 in general and administrative expenses, $60,493 in consulting fees share expense, $25,000 in officer salaries and compensation, $11,700 in stock-based compensation, $110,597 in other expense and recognized $5,394 in gain from extinguishment of debt, resulting in a net loss of $445,254.

The increase in net loss during the year ended December 31, 2019 compared to the year ended December 31, 2018 was mainly attributed to the increase in consulting fees, marketing cost, professional fees, stock based compensation from stock options, loss on change in fair value of derivative liabilities, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the year ended December 31, 2019.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and December 31, 2018, respectively.

Working Capital

	December 31, 2019	December 31, 2018	Change	%
Current Assets	$161,823	$50,621	$111,202	220%
Current Liabilities	$3,360,421	$1,718,520	$1,641,901	96%
Working Capital (deficit)	$(3,198,598)	$(1,667,899)	$(1,530,699)	92%

Cash Flows

	Year ended
	December 31,
	2019	2018	Change
Cash Flows used in Operating Activities	$(585,959)	$(3,246)	$(582,713)
Cash Flows used in Investing Activities	$(75,223)	$-	(75,223)
Cash Flows provided by Financing Activities	$636,666	$32,556	604,110
Net Change in Cash During Period	$(24,516)	$29,310	$(53,826)

Our working capital deficit increased as of December 31, 2019, as compared to December 31, 2018 due to the increase in our total current liabilities attributed to the increase in derivative liabilities, convertible notes and promissory notes.

Cash Flow from Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $585,959 compared to $3,246 during the year ended December 31, 2018.

The net cash used in operating activities for the year ended December 31, 2019 was attributed to a net loss of $1,662,123, increased by gain from extinguishment of debt of $12,041 and net changes in operating assets and liabilities of $91,456, offset by loss on change in fair value of derivative liabilities of $358,173, depreciation on property, plant and equipment of $24,174, amortization on intangible assets of $639, expenses paid by related party of $26,297, amortization od debt discount of $553,604, stock based compensation of$83,574 and stock issued for services of $133,200.

The net cash provided by operating activities for the year ended December 31, 2018 was attributed to a net loss of $445,254, increased by gain on settlement of debt of $5,394 and decreased by depreciation on property, plant and equipment of $30, expenses paid by related parties of $250,802, amortization of debt discount of $62,305, amortization of debt discount of $62,305, amortization of commitment fee of $5,500, stock based compensation of $11,700, stock issued for services of$37,500, non-cash interest of $4,250, non-cash expenses of $2,500 and net changes in operating assets and liabilities of $72,465.

Cash Flow from Investing Activities

During the year ended December 31, 2019, net cash used in investing activities was $75,223 from the acquisition of property, plant and equipment of $21,500 and acquisition of intangible assets of $53,723.

The Company did not use any funds for investing activities during the year ended December 31, 2018.

Cash Flow from Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $636,666 compared to $32,556 during the year ended December 31, 2018.

Net cash from financing activities was $636,666 for the year ended December 31, 2019 attributed to proceeds from issuance of convertible promissory notes of $817,950, proceeds from issuance of common stock of $43,500, proceeds from subscription payable of $80,000, proceeds from unsecured loans of $50,000, offset by repayment on a convertible note of $170,000, repayment of promissory note to a related party of $249, repayment of related party advances of $144,535 and repayment of unsecured loans of $40,000.

Net cash from financing activities was $32,556 for the year ended December 31, 2018 attributed to proceeds from issuance of convertible promissory note of $100,000 and $20,000 in proceeds from a subscription payable offset by repayment of related party advances of $87,444.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $32,685,425 and $31,023,302 as of December 31, 2019 and December 31, 2018, respectively, which include net losses of $1,662,123 and $445,254 for the years ended December 31, 2019, and 2018, respectively. In addition as of December 31, 2019 and 2018, the Company had a working capital deficit of $3,198,598 and $1667,899 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $62,356 of right-of-use (“ROU”) assets and $62,356 of lease liabilities on its Consolidated Balance Sheet.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2019 and 2018, the Company incurred $83,574 and $11,700 for stock based compensation, respectively.

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

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for convertible notes and warrants as a derivative liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Eco Tek 360, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Eco Tek 360, Inc. and its subsidiaries   (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

April 16, 2019

We have served as the Company’s auditor since 2016.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Fiber Technologies, Inc. (formerly ECO TEK 360, INC.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Global Fiber Technologies, Inc. (formerly ECO TEK 360, INC.) and subsidiaries (the “Company”) as of December 31, 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the financial statements, the Company’s accumulated deficit, net loss and working capital deficiency raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020.

Bayville, NJ

April 21, 2021

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$4,794	$29,310
Prepaid interest and deposits	96,214	21,311
Inventories	60,815	-
Total Current Assets	161,823	50,621

Operating lease right-of-use assets	46,971	-
Property and equipment, net	213,037	1,113
Intangible assets	69,284	-
TOTAL ASSETS	$491,115	$51,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	211,243	263,869
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	223,091	196,083
Convertible notes and accrued interest - net of debt discount of $245,191 and $52,720, respectively	488,865	99,968
Convertible notes and accrued interest - related party	67,500	63,500
Promissory note and accrued interest - related party	278,168	-
Derivative Liabilities	989,813	-
Advances from related parties	124,558	255,296
Related party loans and accrued interest	244,681	234,273
Subscription payable	100,000	20,000
Operating lease liabilities	46,971	-
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,360,421	1,718,520

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 28,338,736 and 19,975,927 shares issued
and outstanding, 6,688,666 and 1,168,666 issuable as of December 31, 2019 and December 31, 2018, respectively	35,028	21,145
Additional paid-in capital	29,780,891	29,335,171
Accumulated deficit	(32,685,425)	(31,023,302)
Stockholders' deficit	(2,869,306)	(1,666,786)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$491,115	$51,734

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Operations

	Year ended
	December 31,
	2019	2018

REVENUE	$3,758	$-

OPERATING EXPENSES
General and administrative	$463,064	$242,858
Consulting fees share expense	133,200	60,493
Officer salaries and compensation	-	25,000
Stock based compensation	83,574	11,700
Gain from extinguishment of debt	(12,041)	(5,394)
Total Operating Expenses	667,797	334,657

LOSS FROM OPERATIONS	(664,039)	(334,657)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	358,173	-
Interest expense and financing costs	618,300	96,205
Interest expense - related parties	21,611	14,392
Total other expense	998,084	110,597

Loss from continuing operations	(1,662,123)	(445,254)
Provision for income taxes	-	-

NET LOSS	$(1,662,123)	$(445,254)

Net loss per share	$(0.06)	$(0.02)

Weighted average common shares outstanding	29,797,322	20,795,800

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2019 and 2018

	Class B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficiency

Balance - December 31, 2017	200,000	$200	20,500,093	20,500	$29,175,692	$(30,578,048)	$(1,381,656)
Common stock issued for consulting services	-	-	300,000	300	42,700	-	43,000
Stock based compensation	-	-	97,500	98	11,602	-	11,700
Common stock issued for repayment of related party loan	-	-	222,000	222	33,078	-	33,300
Common stock issued for extension of note	-	-	25,000	25	4,225	-	4,250
Debt discount - Convertible promissory note and warrants	-	-	-	-	67,874	-	67,874
Net loss	-	-	-	-	-	(445,254)	(445,254)
Balance - December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Common stock issued for cash	-	-	190,000	190	43,310	-	43,500
Options issued for consulting services	-	-	-	-	83,574	-	83,574
Common stock issued for consulting services	-	-	1,100,000	1,100	132,100	-	133,200
Common stock issued for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Common stock issued for repayment of related party loan	-	-	50,000	50	12,450	-	12,500
Common stock issued for conversion of convertible notes	-	-	6,072,221	6,072	168,710	-	174,782
Acquisition of assets from related party	-	-	6,400,000	6,400	-	-	6,400
Net loss	-	-	-	-	-	(1,662,123)	(1,662,123)
Balance - December 31, 2019	200,000	$200	35,027,402	$35,028	$29,780,891	$(32,685,425)	$(2,869,306)

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Cash Flows

	Year ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,662,123)	$(445,254)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on change in fair value of derivatives liabilities	358,173	-
Gain from extinguishment of debt	(12,041)	(5,394)
Depreciation - Property and equipment	24,174	380
Amortization - Intangible assets	639	-
Expenses paid for directly by related party	26,297	250,802
Amortization of debt discount	553,604	62,305
Amortization of commitment fee	-	5,500
Stock based compensation expense	83,574	11,700
Stock issued for services	133,200	37,500
Non-cash interest	-	4,250
Non-cash expenses	-	2,500
Changes in operating assets and liabilities:
Expense paid for subsidiary	(16,336)	-
Prepaid interest and deposits	(107,753)	14,022
Accounts payable and accrued expenses	(52,626)	(13,557)
Accrued compensation	-	25,000
Accrued interest	85,259	41,463
Allowance of loans and interest receivable - related party	-	5,537
Net cash used in operating activities	(585,959)	(3,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(21,500)	-
Acquisition of intangible assets	(53,723)	-
Net cash used in investing activities	(75,223)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory note, net	817,950	100,000
Proceeds from issuance of common stock	43,500	-
Proceeds from subscriptions payable	80,000	20,000
Proceeds from unsecured loans	50,000	-
Repayment of convertible notes	(170,000)	-
Repayment of promissory note- related party	(249)	-
Repayment of related party advance	(144,535)	(87,444)
Repayment of unsecured loans	(40,000)	-
Net cash provided by financing activities	636,666	32,556

Net change in cash and cash equivalents	(24,516)	29,310
Cash and cash equivalents - beginning of period	29,310	-
Cash and cash equivalents - end of period	$4,794	$29,310

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for related party loan	$12,500	$33,300
Acquisition of assets from related party through the issuance of common stock and a note	$275,277	$-
Common stock issued for conversion of convertible notes	$174,782	$-
Common stock issued for settlement of a convertible note	$5,647	$-
Debt discount from derivative liabilities	$772,463	$-
Initial recognition of operating lease right-of-use assets	$62,356	$-
Beneficial conversion feature	$-	$56,650
Warrant granted in conjunction with convertible notes recognized as debt discount	$-	$11,224

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of December 31, 2019 and December 31, 2018, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014 the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of the Company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date nor did it have assets or liabilities as of December 31, 2019 and 2018, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017 the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date nor did it have assets or liabilities as of December 31, 2019 and 2018, respectively.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of December 31, 2019 and 2018, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of December 31, 2019.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $32,685,425 and $31,023,302 as of December 31, 2019 and December 31, 2018, respectively, which include net losses of $1,662,123 and $445,254 for the year ended December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and December 31, 2018, the Company had a working capital deficit of $3,198,598 and $1,667,899 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and ECO CHAIN 360, Inc., had no operations, assets or liabilities as of December 31, 2019 and 2018. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	December 31, 2019	December 31, 2018
Raw Material	$13,631	$-
Finished Goods	47,184	-
	$60,815	$-

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	December 31,	December 31,
	2019	2018
Furniture and Equipment	$218,315	$2,650
Forklift	20,433	-
	238,748	2,650
Less accumulated depreciation	(25,711)	(1,537)
	$213,037	$1,113

Depreciation expense amounted to $24,174 and $380 for the year ended December 31, 2019 and 2018, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2019 and 2018, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Patent	$9,233	$-
Websites	10,690	-
Royalties	50,000	-
	69,923	-
Less accumulated amortization	(639)	-
	$69,284	$-

Amortization expense amounted to $639 and $0 for the year ended December 31, 2019 and 2018, respectively.

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

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $62,356 of right-of-use (“ROU”) assets and $62,356 of lease liabilities on its Consolidated Balance Sheet.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2019 and 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2019.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2019 and 2018, the Company incurred $83,574 and $11,700 for stock based compensation, respectively.

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

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The following table summarizes fair value measurements by level at December 31, 2019, and 2018, measured at fair value on a recurring basis:

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$989,813	$989,813

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At December 31, 2019 and December 31, 2018, the Company had no amounts in excess of the FDIC limit.

COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it is unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Our operations are in Somerset, NJ which NJ as a whole is characterized as an area that has a “ high concentration of risk” as it relates to COVID-19.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its subsidiaries’ books and records necessary to prepare the Company’s financial statements that, once audited, comprise the essence of the Annual Report.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

During the fourth quarter of 2011, 200,000 shares of the Series B Preferred Stock were issued to a related party for reimbursement of $7,500 of legal and accounting fees paid on behalf of the Company.

Common Stock

As of December 31, 2019 and 2018, the Company had 28,338,736 and 19,975,927 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of December 31, 2019 and 2018, the Company had 6,688,666 and 1,168,666 shares of common stock issuable, respectively.

During the year ended December 31, 2019, the Company issued common shares as follows,

•

On January 8, 2019, the Company issued 70,588 common shares valued at $0.08 per share for a total of $5,647 to repay the outstanding amount of a convertible note of $17,688, resulting in a gain from debt extinguishment of $12,041.

•	On May 10, 2019, the Company issued 50,000 common shares valued at $0.25 for $12,500 to repay the loan from the President and Director of the Company.

•	In May 2019, the Company issued 190,000 common shares for cash proceeds of $43,500.

•

On June 18, 2019, the Company issued 6,400,000 common shares valued at $0.001 par value for total of $6,400 as partial consideration for the acquisition of assets from AH Original, Inc. (“AOH”), a common controlled corporation owned by the same owner group of the Company.

•

On July 1, 2019, the Company issued 400,000 shares of common stock valued at $80,000, based on market price on the issuance dates, as partial consideration to a corporation for investor relations services.

•

On October 16, 2019, the Company issued 700,000 shares of common stock valued at $53,200, based on market price on the issuance dates, as partial consideration to a corporation for consulting services.

•	During the year ended December 31, 2019, the Company issued 6,072,221 shares of common shares to convert the principal amount of $152,887 and accrued interest of $15,895 of convertible notes.

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

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the year ended December 31, 2019 and the year ended December 31, 2018:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2017	-	$-
Granted	112,238	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2018	112,238	$0.35
Granted	1,038,125	0.29
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2019	1,150,363	$0.30

The following table summarizes information relating to outstanding and exercisable stock warrants as of December 31, 2019:

Warrants Outstanding
	Weighted Average
	Remaining Contractual	Weighted Average
Number of Shares	life (in years)	Exercise Price
1,150,363	3.68	$0.30

As of December 31, 2019 and December 31, 2018, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.012 on December 31, 2019 and $0.17 on December 31, 2018, respectively.

Stock Options

During the year ended December 31, 2017, the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870. During the year ended December 31, 2019, the expiry terms of 875,000 options granted during year ended December 31, 2017 were extended for two years, resulting in fair value adjustment of $46,513 recorded under stock based compensation expense.

During the year ended December 31, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the year ended December 31, 2019:

For the Year ended December 31, 2019
Fair values	$0.30
Exercise price	$0.50
Expected term at issuance	3 years
Expected average volatility	94.62%
Expected dividend yield	—
Risk-free interest rate	2.34%

A summary of the change in stock purchase options outstanding for the year ended December 31, 2019 and the year ended December 31, 2018 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017	2,650,000	$0.33	$0.33	6.92
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance - December 31, 2018	2,650,000	$0.33	$0.30	5.92
Options issued	50,000	$0.50	$0.30	2.22
Options expired (See note above)	-	-	-	-
Options exercised	-	-	-	-
Balance – December 31, 2019	2,700,000	$0.34	$0.30	4.87

The following table shows information on our vested and unvested options outstanding during the year ended December 31, 2019 and the year ended December 31, 2018:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance - December 31, 2017, unvested	-	$-	$-	-

Balance - December 31, 2018, unvested	-	$-	$-	-

Options issued	50,000	$0.50	$0.30	2.22
Options vested	50,000	$0.50	$0.30	2.22
Options expired (See note above)	-	-	-	-
Options exercised	-	-	-	-
Balance – December 31, 2019, unvested	-	$-	$-	-

As of December 31, 2019 and December 31, 2018, the intrinsic value of 350,000 options and 350,000 options was $1,690 and $56,990 based on the closing market price of $0.012 on December 31, 2019 and $0.17 on December 31, 2018, respectively.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. During the year ended December 31, 2019, the Company made $15,000 repayment. The note and accrued interest was $159,303 and $157,855 as of December 31, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of December 31, 2019 and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. The balance of the notes was $25,000 as of December 31, 2019 and December 31, 2018.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,269 and $7,909 as of December 31, 2019 and December 31, 2018, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,519 and $5,319 as of December 31, 2019 and December 31, 2018, respectively and is currently in default.

During the year ended December 31, 2019, the Company received four separate payments of $12,500, totaling $50,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. During the year ended December 31, 2019, the Company made $15,000 repayment. The balance of the notes was $25,000 as of December 31, 2019.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $67,500 and $63,500 at December 31, 2019 and December 31, 2018, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. During the year ended December 31, 2019, debt discount of $35,187 has been amortized. The balance of this note, net of note discount of $175,935 plus accrued interest totals were $278,168 at December 31, 2019.

Convertible Notes Payable

The convertible notes payable and accrued interest payable as of December 31, 2019 is as follows:

			Outstanding	Note	Accrued
Noteholder	Issue Date	Maturity Date	Principal	Discount	Interest	Total
Auctus Fund LLC	01/03/19	10/03/19	$68,949	$-	$319	$69,269
JSJ Investments Inc.	01/15/19	01/15/20	-	-	-	-
GS Capital Partners LLC	01/23/19	01/23/20	16,996	(3,536)	4,184	17,643
Crown Bridge Partners, LLC	02/07/19	10/25/19	18,418	0	4,136	22,553
Jefferson Street Capital LLC	04/08/19	01/08/20	23,500	(961)	2,094	24,633
Armada Investment Fund LLC	04/08/19	01/08/20	17,000	(893)	165	16,272
BHP Capital NY Inc.	04/08/19	01/08/20	32,500	(1,057)	0	31,443
Power Up Lending Group LLC	07/22/19	07/22/20	63,000	(31,328)	2,796	34,468
Power Up Lending Group LLC#2	08/01/19	08/01/20	43,000	(21,383)	1,791	23,408
EMA Financial LLC	08/19/19	05/19/20	60,000	(19,708)	2,203	42,495
Jefferson Street Capital LLC#2	08/27/19	05/27/20	52,500	(17,245)	1,450	36,705
Armada Investment Fund LLC#2	08/27/19	05/27/20	52,500	(17,245)	1,450	36,705
BHP Capital NY Inc.#2	08/27/19	05/27/20	52,500	(17,245)	1,450	36,705
William J. Bergeron	08/05/19	05/05/20	12,500	(4,106)	405	8,799
GS Capital Partners LLC#2	10/08/19	10/08/20	58,000	(43,421)	1,335	15,914
Power Up Lending Group LLC#3	10/31/19	10/31/20	38,000	(28,448)	635	10,187
David Nichols	11/26/19	05/26/20	50,000	(202)	252	50,050
David Nichols#2	12/27/19	01/27/21	50,000	(38,413)	29	11,616
			$709,363	$(245,191)	$24,693	$488,865

FirstFire Global Opportunities Fund

On June 15, 2018, The Company issued a convertible promissory note to an investor in the amount of $112,238, with an original issue discount of $9,738, convertible into common stock at the lower of $0.35 per share or a fixed conversion price of 75% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The Company recorded an additional liability for the value transferred to the note holder by the ability of the note holder to obtain a conversion price at a fixed discount to the trading price of the Company’s common stock in the amount of $37,413 and has treated that amount as a discount to the note and is amortizing this discount over the life of the note to interest expense. Under U.S. GAAP, this type of note is known as Stock-Settled Debt. The note bears interest at 5% per annum and matures on June 15, 2019. In connection with issuance of the note, the Company issued warrants to purchase 112,238 shares of common stock at $0.35 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $17,796 calculated using Monte Carlo model. The market value of the stock and the historical volatility of the Company’s stock on the day the warrant was granted was $0.11 and 273%, respectively. The total beneficial conversion feature discount recognized was $56,650. The total discount of $115,024 is being amortized over the term of the note. On January 8, 2019, the note holder converted the remaining balance of debt and accrued interest outstanding of $17,688 into a total of 70,588 shares, resulting in a gain from extinguishment of debt of $12,041. The Company made payments totaling $135,000 to repay the balance due on the convertible note in January 2019.

Auctus Fund LLC

On January 3, 2019, the Company issued a convertible promissory note in the amount of $86,250, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the execution of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The note bears interest at 12% per annum and matures on October 3, 2019. In connection with issuance of the note, the Company issued warrants to purchase 215,625 shares of common stock at $0.20 per share exercisable for a period of five years. The fair value of these warrants at the time they were granted was $92,143 calculated using Monte Carlo model. The debt discount recognized on date of note issuance of $86,250is being amortized over the term of the note. During the year ended December 31, 2019, the Company issued 900,000 shares of common shares to convert the principal amount of $17,301 and accrued interest of $9,199 of the convertible note. The balance of the liability, note and accrued interest was $69,269 as of December 31, 2019.

JSJ Investment Inc.

On January 15, 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $3,000, convertible into common stock at the lower of $0.21 per share or a fixed conversion price of 65% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the notice of conversion. The note bears interest at 5% per annum and matures on January 15, 2020. The note bears interest at 5% per annum and matures on January 16, 2020. In connection with issuance of the note, the Company issued warrants to purchase 50,000 shares of common stock at $0.21 per share exercisable for a period of two years. The fair value of these warrants at the time they were granted was $7,327 calculated using Monte Carlo model. The debt discount recognized on date of note issuance of $60,000 of $42,224is being amortized over the term of the note. During the year ended December 31, 2019, the Company issued 1,101,346 shares of common shares to fully convert the principal amount of $60,000 and accrued interest of $1,981 of the convertible note.

GS Capital Partners LLC

On January 23, 2019, the Company issued a convertible promissory note in the amount of $58,000, with an original issue discount of $5,000, convertible into common stock at a fixed conversion price of 60% of the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the notice of conversion. The note bears interest at 10% per annum and matures on January 23, 2020. The debt discount recognized on date of note issuance of $58,000 of $50,000 is being amortized over the term of the note. During the year ended December 31, 2019, the Company issued 182,699 shares of common shares to convert the principal amount of $6,004 and accrued interest of $436 of the convertible note. The Company made partial payments of $35,000 to repay the balance due on the convertible note in October 2019. The balance of the liability, note and accrued interest was $21,179 and the related unamortized discount was $3,536 as of December 31, 2019.

Crown Bridge Partners, LLC

On February 7, 2019, the Company issued a convertible promissory note in the amount of $45,500, with an original issue discount of $4,000, convertible into common stock at the lower of the lowest trading price within the prior twenty-five days of the note or a fixed conversion price of 50% multiplied by the lowest traded price of the common stock during the twenty-five consecutive trading day period immediately preceding the conversion date. The note bears interest at 12% per annum and matures on October 25, 2019. In connection with issuance of the note, the Company issued warrants to purchase 97,500 shares of common stock at $0.35 per share exercisable for a period of three years. The fair value of these warrants at the time they were granted was $59,069 calculated using Monte Carlo model. The debt discount recognized on date of note issuance of $45,500 is being amortized over the term of the note. During the year ended December 31, 2019, the Company issued 1,274,000 shares of common shares to convert the principal amount of $27,083 of the convertible note. The balance of the liability, note and accrued interest was $22,553 as of December 31, 2019.

Jefferson Street Capital LLC, Armada Investment Fund, BHP Capital NY #1

On April 8, 2019, the Company issued three convertible promissory notes in the amount of $38,500 for an aggregate amount of $115,500, convertible into common stock at the lower of the lowest trading price within the prior twenty days of the note or 60% multiplied by the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the conversion date. The notes bear interest at 8% per annum and mature on January 8, 2020. In connection with the issuance of the convertible notes, the Company granted warrants to purchase 225,000 shares of common stock at $0.35 exercisable for a period of five years. The fair value of these warrants at the time they were granted was $50,103 calculated using Monte Carlo model. The debt discount recognized on the date of notes issuance of $115,500 000 is being amortized over the term of the notes. During the year ended December 31, 2019, the Company issued 2,614,176 shares of common shares to convert the principal amount of $42,500 and accrued interest of $4,279 of the convertible notes. The balance of the liabilities, notes and accrued interest were $75,259 and the related unamortized discount was $2,911 as of December 31, 2019.

Power Up Lending Group#1

On July 19, 2019, the Company issued a convertible promissory note in the amount of $63,000, convertible into common stock at 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The note bears interest at 10% per annum and matures on July 19, 2020. The debt discount recognized on date of note issuance of $63,000 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $65,796 and the related unamortized discount was $31,328 as of December 31, 2019.

Power Up Lending Group#2

On July 30, 2019, the Company issued a convertible promissory note in the amount of $43,000, convertible into common stock at 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The note bears interest at 10% per annum and matures on July 30, 2020. The debt discount recognized on the date of note issuance of $43,000 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $44,791 and the related unamortized discount was $21,383 as of December 31, 2019.

EMA Financial, LLC

On August 13, 2019, the Company issued a convertible promissory note in the amount of $60,000, with an original issue discount of $2,500, convertible into common stock at the lower of the lowest trading price within the prior ten days of the note or a fixed conversion price of 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The note bears interest at 10% per annum and matures on May 13, 2020. The debt discount recognized on date of note issuance of $60,000 is being amortized over the term of the note. The balance of the liability, note and accrued interest was $62,203 and the related unamortized discount was $19,708 as of December 31, 2019.

Jefferson Street Capital LLC, Armada Investment Fund, BHP Capital NY #2

On August 25, 2019, the Company issued three convertible promissory notes in the amount of $52,500 for an aggregate amount of $157,500, with an original issue discount of $2,500 for an aggregate amount of $7,500, convertible into common stock at the lower of the fixed price at $0.45 per share or 60% multiplied by the lowest traded price of the common stock during the fifteen consecutive trading day period immediately preceding the conversion date. The notes bear interest at 8% per annum and mature on May 25, 2020. In connection with the issuance of the convertible notes, the Company granted warrants to purchase 450,000 shares of common stock at $0.30 exercisable for a period of five years. The fair value of these warrants at the time they were granted was $96,858 calculated using Monte Carlo model. The debt discount recognized on date of notes issuance of $157,500 is being amortized over the term of the notes. The balance of the liabilities, notes and accrued interest were $161,850 and the related unamortized discount was $51,735 as of December 31, 2019.

William J. Bergeron

On August 5, 2019, the Company issued a convertible promissory note in the amount of $12,500, convertible into common stock at the fixed effective conversion price at $0.25 per share. The note bear interest at 8% per annum and mature on February 5, 2020. The note is not a derivative but is tainted due to the variable rate convertible debt outstanding. The debt discount recognized on date of note issuance of $12,500 is being amortized over the term of the note. The balance of note and accrued interest was $12,905 and the related unamortized discount was $4,106 as of December 31, 2019.

GS Capital Partners LLC #2

On October 8, 2019, the Company issued a convertible promissory note in the amount of $58,000, with an original issue discount of $5,000, convertible into common stock at a fixed conversion price of 60% of the lowest traded price of the common stock during the twenty consecutive trading day period immediately preceding the notice of conversion. The note bears interest at 10% per annum and matures on October 8, 2020. The debt discount of $58,000 recognized on the date of note issuance is being amortized over the term of the note. The balance of the liability, note and accrued interest was $59,335 and the related unamortized discount was $43,421 as of December 31, 2019.

Power Up Lending Group Ltd#3

On October 31, 2019, the Company issued a convertible promissory note in the amount of $38,000, convertible into common stock at 61% multiplied by the lowest traded price of the common stock during the ten consecutive trading day period immediately preceding the conversion date. The note bears interest at 10% per annum and matures on October 31, 2020. The debt discount recognized on the date of note issuance of $38,000is being amortized over the term of the note. The balance of the liability, note and accrued interest was $38,635 and the related unamortized discount was $28,448 as of December 31, 2019.

David Nicholas

On November 26, 2019, the Company issued a convertible promissory note in the amount of $50,000, convertible into common stock at the fixed price at $0.25 per share at maturity date of the note on May 26, 2020. The note is not a derivative but is tainted due to the variable rate convertible debt outstanding. The debt discount recognized on date of note issuance of $409 is being amortized over the term of the note. The note bears interest at 5% per annum and mature on May 26, 2020. The debt discount of $409 recognized on the date of note issuance is being amortized over the term of the note. The balance of note and accrued interest was $50,252 and the related unamortized discount was $202 as of December 31, 2019.

David Nicholas#2

On December 27, 2019, the Company issued a convertible promissory note in the amount of $50,000, convertible into common stock at the lower of $0.01 per share or 51% of the ten-day average closing price from the date of conversion. The notes bears interest at 4% per annum and mature on January 27, 2021. The debt discount of $50,000 recognized on the date of note issuance is being amortized over the term of the note. The balance of note and accrued interest was $50,029 and the related unamortized discount was $38,413 as of December 31, 2019.

The Company has amortized $553,604 of the debt discount during the year ended December 31, 2019.

As of December 31, 2019 and December 31, 2018, the total balance of convertible notes plus accrued interest was $488,865 and $99,968, net of debt discount of $245,191 and $52,720, respectively.

Subscription Payable

During the year ended December 31, 2019 and the year ended December 31, 2018, the Company received $80,000 and $20,000 prepayment related to a future private placement offering. As of December 31, 2019 and December 31, 2018, the subscription payable was $100,000 and $20,000, respectively.

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for convertible notes and warrants as a derivative liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Monte Carlo model to calculate the fair value as of December 31, 2019.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$-
Addition of derivative liabilities upon issuance of convertible note and warrants as debt discount	772,463
Addition of new derivatives liabilities recognized as day one loss	930,369
Reduction of derivative liabilities from convertible notes to shares of common stock	(140,823)
Loss (gain) on change in fair value of the derivative	(572,196)
Balance - December 31, 2019	$989,813

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2019 and 2018, respectively.

	Year Ended
	December 31,
	2019	2018
Day one loss due to derivative on convertible notes and warrants	$(930,369)	$-
Gain on change in fair value of derivative liabilities on convertible notes and warrants	572,196	-
Loss on change in fair value of derivative liabilities	$(358,173)	$-

NOTE 6 – ACQUISITIONS OF ASSETS

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock to be issued, cash advances of $32,850 and the issuance of a promissory note of $447,150 bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. Management did not consider the transaction to be a business combination due to the common control of AHO and the Company. The assets were recorded at the carrying value. The stock was recorded at is par value and the debt as its fair value. Management considered the 3% interest per the note to be below market and recorded a discount of $211,123.

The acquired assets and assumed liabilities from AH Originals, Inc. summarized as follows:

Assets Acquisition
Equipment	$214,598
Inventory	60,815
Web Site	10,690
Patent	5,510
$291,613
Less Assumed Liabilities	16,336
$275,277

NOTE 7 – DISCONTINUED OPERATIONS

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

As of December 31, 2019 and December 31, 2018, current liabilities from discontinued operations includes $84,281 accounts payable.

During the year ended December 31, 2019 and December 31, 2018, the Company had no income or loss from discontinued operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company’s President paid on behalf of the Company $16,175 of expenses and was repaid $110,036 through cash and $12,500 through the issuance of 50,000 shares of common stock valued at $0.25. During the year ended December 31, 2018, the Company settled $33,300 of advances by issuing to the president of the Company 222,000 shares of common stock valued at $0.15 per share. The President of the Company was owed $125,347 and $231,708 at December 31, 2019 and December 31, 2018, respectively.

During the year ended December 31, 2019, the CEO and Director of the Company paid on behalf of the Company $10,122 of expenses and was repaid $34,999. The CEO and Director of the Company owed $789 and was owed and $23,588 at December 31, 2019 and December 31, 2018, respectively.

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017 and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017. The balance of these notes and accrued interest were $242,079 and $244,680 as of December 31, 2019 and December 31, 2018, respectively.

In March 2017, the Company loaned a related party $20,000. The loan bears interest at the rate of 5% per annum and has a term of six months. During the year ended December 31, 2017, $14,463 was repaid. During the year ended December 31, 2018, the loan balance of $5,936 was determined to be uncollectible and an allowance for doubtful accounts was set up for the full amount of the receivable.

NOTE 9- LEASES

As of December 31, 2019, the Company owns right-of-use assets under operating lease for an office premise of $46,971 and operating lease liabilities of $46,971.

December 31, 2019
Operating lease ROU assets	$46,971
Current portion of operating lease liabilities	46,971
Noncurrent portion of operating lease liabilities	-
Total operating lease liabilities	$46,971

Information associated with the measurement of our remaining operating lease obligations as of December 31, 2019 is as follows:

Weight-average remaining lease term 0.75 years

Weighted-average discount rate 3.5%

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at December 31, 2019 were as follows:

Year Ended December 31, 2020	$47,520
Thereafter	-
Total operating lease payments	$47,520
Less: Imputed interest	(549)
Total operating lease liabilities	$46,971

We had operating lease costs of $15,385 for the year ended December 31, 2019.

Our lease has remaining lease term of nine months.

NOTE 10 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018, are as follows:

	December 31,	December 31,
	2019	2018
Net operating loss carryforward	$15,352,176	$14,265,000
Effective tax rate	21%	21%
Deferred tax asset	3,223,957	2,995,650
Less: Valuation allowance	(3,223,957)	(2,995,650)
Net deferred asset	$-	$-

As of December 31, 2019, the Company had approximately $15.4 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2009 through 2019 are subject to review by the tax authorities.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On March 15, 2015 the Company entered into a trademark license agreement with True Beauty, LLC which controls the trademark EMME. EMME is a market pioneer and trusted voice of the “Full-Figured” market. Under this licensing agreement the Company has the right to design, produce and market the EMME® Activewear Collection. On April 13, 2016, the agreement was amended regarding the term and minimum royalties. The royalty expense was $0 for the year ended December 31, 2019. On June 5, 2017, the Company and True Beauty, LLC, entered into an agreement to terminate the agreement. The Company is required to make twelve repayments totaling $37,500 to resolve all amounts outstanding. For the year ended December 31, 2018, the Company entered into a settlement agreement with True Beauty, LLC which controls the trademark EMME. The Company paid $5,000 to settle all outstanding balances with True Beauty, LLC. As a result, the Company recorded gain on settlement of debt of $5,394.

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of December 31, 2019 and December 31, 2018 for the following:

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

NOTE 12 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	December 31	December 31,
	2019	2018
Warrants	1,150,363	112,238
Options	2,700,000	2,650,000
Convertible notes payable, including accrued interest	154,496,946	943,794
	158,347,309	3,706,032

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

The Company issued 1,225,093,348 shares of common stock to repay the principal amount and accrued interest of convertible notes.

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

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christopher H. Giordano	President and Director	65	August 4, 2010
Paul Serbiak	CEO, Treasurer and Director	63	February 26, 2015
Scott Todd	Director	63	January 23, 2017

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

Paul Serbiak – CEO, Treasurer, Director and Secretary

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Christopher Giordano	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer and Director	2018	Nil	Nil	11,700	Nil	Nil	Nil	Nil	11,700
Paul Serbiak	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO and Secretary	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Scott Todd	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

The Company has yet to formally adopt an equity compensation plan. However, stock options were granted during the fiscal year ended December 31, 2019.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2021, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name	Number of Common Shares Beneficially Owned		Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Christopher Giordano	5,152,859	(1)(2)	*	200,000	100%

Paul Serbiak	550,000		*	0	*

Scott Todd	0		*	0	*

Officers & Directors as a group (3 persons)	5,702,859		*	200,000	100%

Michael Rosenbaum	2,335,990	(3)	*	0	*

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

LJ Soldinger Associates LLC has served as the Company’s independent registered public accounting firm for years ended December 31, 2018 and December 31, 2017. Boyle CPA in New Jersey now serves as the Company’s independent registered public accounting firm for December 31, 2019. The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$87,000	$70,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$87,000	$70,000

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: April 21, 2021	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 21, 2021	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 21, 2021	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 21, 2021	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 21, 2021	/s/ Scott Todd
Scott Todd
Director

