Form 10-Q
period 2020-03-31
Global Fiber Technologies, Inc.
filed 2021-09-22
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52047

GLOBAL FIBER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Division Street Suite 501 Somerville, New Jersey	08876
(Address of principal executive offices)	(Zip Code)

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

1,254,239,584 shares of common stock issued and outstanding as of September 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,130	$4,794
Prepaid interest and deposits	65,625	96,214
Inventories	60,815	60,815
Total Current Assets	131,570	161,824
Operating lease right-of-use assets	31,382	46,971
Property and equipment, net	200,551	213,037
Intangible assets	68,952	69,284
TOTAL ASSETS	$432,455	$491,116
LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	242,718	211,245
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	223,091	223,091
Convertible notes and accrued interest - net of debt discount of $245,191 and $52,720, respectively	125,922	488,865
Convertible notes and accrued interest - related party	68,500	67,500
Promissory note and accrued interest - related party	281,835	278,168
Derivative liabilities	989,813	989,813
Advances from related parties	122,815	124,558
Related party loans and accrued interest	247,283	244,681
Subscription payable	100,000	100,000
Operating lease liabilities	46,971	46,971
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,034,479	3,360,423
Stockholders Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 458,575,514 and 26,446,236 shares issued and outstanding, 0 and 6,688,666 issuable as of March 31, 2020 and December 31, 2019, respectively	458,575	26,446
Additional paid-in capital	29,789,771	29,789,473
Stock subscription receivable	-	-
Accumulated deficit	(32,850,570)	(32,685,425)
Stockholders' deficit	(2,602,025)	(2,869,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$432,455	$491,116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended
	March 31, 2020	March 31, 2019

REVENUE	$1,916	$-
COST OF REVENUES	3,005
GROSS PROFIT (LOSS)	(1,089)
OPERATING EXPENSES
General and administrative	98,420	158,474
Depreciation and Amortization	28,407
Consulting fees share expense	1,426
Officer salaries and compensation	-
Stock based compensation	-	83,574
Gain from extinguishment of debt	-	(12,041)
Gain on extinguishment of debt - related party	-	-
Total Operating Expenses	128,253	230,007

LOSS FROM OPERATIONS	(129,342)	(230,007)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	-	-
Interest expense and financing costs	35,806	172,410
Interest expense - related parties	-	3,602
Total other expense	35,806	176,012

NET LOSS	(165,148)	(406,019)

Net loss per share	$(0.00)	$(0.02)

Weighted average common shares outstanding	127,063,682	21,209,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2020 and 2019

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2019	200,000	$200	26,446,236	$26,446	$29,789,473	$(32,685,425)	$(2,869,306)
Conversion of notes payable			432,129,278	431,729			431,729
Isssuance of common for services			700,000	700			700
Cancellation of shares			(300,000)	(300)	300		-
Net loss for the quarter						(165,148)	(165,148)
Balance March 31, 2020	200,000	$200	458,975,514	$458,575	$29,789,773	$(32,850,573)	$(2,602,025)

Balance December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Options issued for consulting services					83,574		83,574
Common stock issuable for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Debt discount - Convertible promissory note and warrants	-	-	-	-	217,500		217,500
Net loss for the quarter end March 31, 2019						(406,019)	(406,019)
Balance - March 31, 2019	200,000	$200	21,215,181	$21,216	$29,641,821	$(31,429,321)	$(1,766,084)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,148)	$(406,019)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on change in fair value of derivative liabilities
Gain from extinguishment of debt		(12,041)
Depreciation - Property and equipment	12,486	95
Depreciation - Operating lease right-of-use assets	15,589
Amortization - Intangible assets	332
Expenses paid for directly by related party		10,121
Amortization of debt discount		163,095
Amortization of commitment fee
Stock based compensation expense		83,574
Stock issued for services
Changes in operating assets and liabilities:
Prepaid interest and deposits	30,590	(9,789)
Accounts payable and accrued expenses	31,473	11,501
Accrued interest	5,526	12,918
Net cash used in operating activities	(69,152)	(146,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment
Acquisition of intangible assets
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory note, net	69,488	217,500
Proceeds from issuance of common stock
Proceeds from subscriptions payable		80,000
Proceeds from unsecured loans
Repayment of convertible notes		(135,000)
Repayment of unsecured loans		(43,573)
Net cash provided by financing activities	69,488	118,927

Net change in cash and cash equivalents	336	(27,618)
Cash and cash equivalents - beginning of period	4,794	29,310
Cash and cash equivalents - end of period	$5,130	$1,692
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for conversion of convertible notes	$431,729	$5,647
Beneficial conversion feature	$-	$124,099
Warrant granted in conjunction with convertible notes recognized as debt discount	$-	$93,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of September 30, 2019 and December 31, 2018, the Company had 400,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014, the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading-Edge Fashions, LLC.

The Company created a new limited liability company, Pure361, LLC (“Pure361”) in May 2015 for the purpose of operating the portion of the Company’s business that is involved with the collection, rejuvenation and manufacturing of garments and other accessories for the uniform marketplace that serves the hospitality, food service, medical, manufacturing, education, military, transportation and other commercial uniform industries. The Company owns 51% of Pure361. Pure361 entered into a license agreement with Pure System International Ltd. (“Pure”), the minority owner of Pure 361, related to potential future operations in which Pure361 was granted the exclusive license to use certain licensed intellectual property related to the manufacturing of uniforms from recyclable waste. Pure361 has had no operations to date, nor did it have assets or liabilities as of September 30, 2019, and December 31, 2018, respectively.

The Company created a new wholly owned subsidiary, Progressive Fashions Inc. (“PFI”) in February 2016 for the purpose of designing, producing and marketing the EMME® Activewear Collection. On June 5, 2017, the Company and True Beauty, LLC (the company that controls the EMME® trademark) terminated the license agreement. PFI has had no operations to date, nor did it have assets or liabilities as of September 30, 2019, and December 31, 2018, respectively.

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

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of September 30, 2019.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 23, 2021, for the years ended December 31, 2019 and 2018.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $32,850,570 and $32,265,424 as of March 31, 2020 and December 31, 2019, respectively, which include net losses of $165,148 and $406,019 for the three months ended March 31, 2020, and 2019, respectively. In addition, as of March 31, 2020 and December 31, 2019, the Company had a working capital deficit of $2,902,909 and $3,198,600 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and ECO CHAIN 360, Inc., had no operations, assets or liabilities as of March 31, 2020, and December 31, 2019. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	March 31, 2020	December 31, 2019
Raw Material	$13,631	$13,631
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	March 31,	December 31,
	2020	2019
Furniture and Equipment	$215,315	$218,315
Forklift	20,433	204,333
	235,748	238,748
Less accumulated depreciation	(13,131)	(25,711)
	$222,617	$213,037

Depreciation expense amounted to $12,486 and $95 for the three months ended March 31, 2020, and 2019, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2020 and 2019, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Patent	$9,223	$9,233
Websites	10,690	10,690
Royalties	50,000	50,000
Less accumulated amortization	(971)	(639)
	$68,942	$69,284

Amortization expense amounted to $307 and 0 for the three months ended March 31, 2020 and 2019, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2020, and December 31, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2011 through 2019.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the nine months ended March 31, 2020 and 2019, the Company incurred $700 and $151,490 for stock based compensation, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At March 31,2020 and December 31, 2019, the Company had no amounts in excess of the FDIC limit.

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

NOTE 3 – CAPITAL STOCK

Preferred Stock

The Company has designated a “Class B Convertible Preferred Stock” (the “Class B Preferred”). The number of authorized shares totals 1,000,000 and the par value is $.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at the rate of 8% per annum and are accrued daily. The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any and all accrued but unpaid dividends.

Common Stock

As of March 31, 2020 and December 31, 2019, the Company had 458,575,514 and 26,446,236 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of March 31, 2020, and December 31, 2019, the Company had 0 and 6,688,666 shares of common stock issuable, respectively.

During the three months ended March 31,2020, the Company issued common shares as follows,

•	During the first quarter of 2020 the company convertible promissory notes Principal balance $596,863 and accrued interest of $37,336 issued a total of 431,729,278 shares of common stock.

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the three months ended March 31, 2020

Three Months Ended March 31, 2020

Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2years-5years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

The below table summarizes the activity of warrants exercisable for common shares during the nine months ended March 31,2020 and the year ended December 31, 2019:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2017	-	$-
Granted	112,238	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2018	112,238	$0.35
Granted	1,038,125	0.28
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2019	1,150,363	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance March 31, 2020	1,150,363	0.30

The following table summarizes information relating to outstanding and exercisable stock warrants as of March 31, 2020:

Warrants Outstanding
	Weighted
	Average Remaining Contractual	Weighted Average Exercise	Warrants Exercisable Number of
Number of Shares	life (in years)	Price	Shares

1,150,363	3.40	$0.30	1,150,363

As of March 31, 2020 and December 31, 2019, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.10 on March 31, 2020 and $0.12 on December 31, 2019, respectively.

Stock Options

During the year ended December 31, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016, the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016, in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. During the year ended December 31, 2019, the Company made $15,000 repayment. The note and accrued interest was $1,588 as of December 31, 2019. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of March 31, 2020 and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. The balance of the notes was $25,000 as of March 31,2020 and December 31, 2019.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,269 and $8,269 as of March 31, 2020, and December 31, 2019, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,519 and $5,319 as of December 31, 2019 and December 31, 2018, respectively and is currently in default.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $66,500 at March 31,2020 and December 31, 2019.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals were $281,835 at March 31, 2020

Convertible Notes Payable

During the first quarter of 2020 a total of $709,362 convertible promissory notes was converted into 731,729,278 shares common stock. As of March 31, 2020, and December 31, 2019, the total balance of convertible notes plus accrued interest was $70,513 and $488,865 net of debt discount of $42,721 and $245,191, respectively.

Subscription Payable

As of March 31, 2020, and December 31, 2019, the subscription payable was $100,000 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months period there were no significant related party transactions except for accrual of interest due on convertible notes $7,270 and $1,743 for office expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, In. and assumed lease for the facility where the equipment purchased is located. The lease will be expired on September 30, 2020.

The following is a schedule of minimum future rentals on leases as March 31, 2020:

Year Ending December 31:
2020	$11,865
Thereafter	35,595
Total minimum future rentals	$47,460

NOTE 7 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	March 31,	December 31,
	2020	2019
Warrants	1,150,363	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	154,496,946	154,496,946
	158,347,309	158,347,309

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, and through the date that these financials were made available, the Company had the following subsequent events:

The company issued 794,664,070 shares of common stock for settlement of convertible promissory notes.

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

The Rejuvenated Cardboard Segment

In conjunction with its focus on rejuvenated technologies, we are exploring the possibility of also manufacturing a rejuvenated cardboard product and is in the early stages of exploring this potential opportunity.

Results of Operations

The following table provides selected financial data about our company for the three months period ended March 30, 2020 and the year ended December 31, 2019.

	March 31,	December 31,
	2020	2019	Change	%
Cash and cash equivalents	$5,130	$4,794	$336	7.01%
Prepaid interest and deposits	$65,625	$96,214	$(30,589)	-31.79%
Inventories	$60,815	$60815	$-	0.00%
Property and equipment	$210,707	$213,037	$(2,330)	-1.09%
Intangible assets	$58,796	$69284	$(10,488)	-15.14%
Total Assets	$432,455	$69,284	$363,171	524.18%
Total Liabilities	$3,034,479	$3,360,423	$(325,944)	-9.70%
Stockholders’ Deficit	$(2,602,024)	$(2,869,307)	$267,283	-9.32%

The following summary of our results of operations, for the three and nine months ended September 30, 2019, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending March 31, 2020, compared to three months ending March 31, 2019

	Three Months Ended
	March 31,
	2020	2019		Change	%
Revenue	$1,916	$		$1,916	100%
Cost of Revenues	3,005			3,005	100%
Operating Expenses
Depreciation and Amortization	28,407		-	28,407	100%
General and administrative expenses	97,720			97,720	100%
Stock based compensation	700		83,574	(82,874)	-11839%
Gain from extinguishment of debt			(12,041)	12,041	-100%
Other expense	35,148		176,012	(140,864)	-401%
Net loss	$(163,064)		(247,545)	$(80,649)	49.46%

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31,2020 and December 31, 2019, respectively.

Working Capital

	Three Months Ended
	March 31,
	2020	2019	Change	%
Current Assets	$131,570	$161824	$(30,254)	-23%
Current Liabilities	$3,034,479	3,360,423	(325,944)	-11%
	$(2,902,909)	(3,198,599)	$295,690	(0.10)

Our working capital deficit decreased as of March 31,2020, as compared to December 31, 2019 due mainly to the decrease increase in convertible notes.

Cash Flows

	Three Months Ended
	March 31,
	2020	2019	Change	%
Cash Flows used in Operating Activities	$69,153	$46,545	$(77,392)	-112%
Cash Flows used in Investing Activities	$0	0	-
Cash Flows provided by Financing Activities	$69,488	118,927	(49,439)	-71%
Net Change in Cash During Period	$335	(27,618)	27,953	8344%

Cash Flow from Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $69,153 compared to $46,545 during the three months ended March 31, 2019

The net cash used in operating activities of $69,153 for the three months ended March 31, 2020 was attributed to a net loss of $165,148 offset by depreciation and amortization $28,407, decrease in prepaid interest and increase 30,589 in accounts payable and accrued expenses of $31,473.

The net cash provided by operating activities of 146,545 for the three months ended March 30, 2019 The net cash used in operating activities for the three months ended March 31, 2019 was attributed to a net loss of $406,019, increased by gain on extinguishment of debt of $12,041 and an increase from prepaid interest and deposits of $9,789, offset by depreciation of $95, expenses paid for directly by related party of $10,121, amortization of debt discount on convertible notes of $163,095, stock based compensation of $83,574, an increase in accounts payable and accrued expenses of $11,501 and an increase in accrued interest of $12,918.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2020 and March 31, 2019.

Cash Flow from Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $69,488 compared to $118,927 during the three months ended March 31,2019.

Net cash from financing activities for the three months period March 31, 2020, attributed to proceeds from issuance of convertible promissory notes.

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

None

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: September 17, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: September 17, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

