Form 10-Q
period 2020-06-30
Global Fiber Technologies, Inc.
filed 2021-09-24
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2020

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52047

GLOBAL FIBER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Division Street Suite 501 Somerville, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

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

1,254,239,584 shares of common stock issued and outstanding as of September 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,736	$4,794
Prepaid interest and deposits	42,542	96,214
Inventories	60,815	60,815
Total Current Assets	108,093	161,824
Operating lease right-of-use assets	15,793	46,971
Property and equipment, net	188,065	213,037
Intangible assets	68,620	69,284
TOTAL ASSETS	$380,571	$491,116
LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	247,063	211,245
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	223,091	223,091
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	-	488,865
Convertible notes and accrued interest - related party	68,500	67,500
Promissory note and accrued interest - related party	281,835	278,168
Derivative liabilities	340,070	989,813
Advances from related parties	123,076	124,558
Related party loans and accrued interest	247,283	244,681
Subscription payable	100,000	100,000
Operating lease liabilities	46,971	46,971
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	2,263,420	3,360,423
Stockholders Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 1,253,239,584 and 26,446,236 shares issued and outstanding, 147,619,000 and 6,688,666 issuable as of June 30, 2020 and December 31, 2019, respectively	1,253,239	26,446
Additional paid-in capital	29,789,771	29,789,471
Accumulated deficit	(32,926,059)	(32,685,425)
Stockholders' deficit	(1,882,849)	(2,869,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$380,571	$491,116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE	$4,111	$-	$6,027	$-
COST OF REVENUES	855		3,860
GROSS PROFIT (LOSS)	3,256		2,167
OPERATING EXPENSES
General and administrative	49,637	68,655	149,483	227,129
Depreciation and Amortization	28,407		56,814
Consulting fees share expense	-		-
Officer salaries and compensation	-		-
Stock based compensation	700		700	83,574
Gain from extinguishment of debt	-		-	(12,041)
Gain on extinguishment of debt - related party	-	-	-	-
Total Operating Expenses	78,744	68,655	206,997	298,662

LOSS FROM OPERATIONS	(75,488)	(68,655)	(204,830)	(298,662)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	-	-	-	-
Interest expense and financing costs	-	208,254	35,806	380,664
Interest expense - related parties	-	4,043	-	7,645
Total other expense	-	208,254	35,806	388,309

NET LOSS	(75,488)	(280,952)	(240,636)	(686,971)

Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares outstanding	996,739,513	22,262,214	561,901,598	21,741,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Six Months and Three Months Ended June 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2019	200,000	$200	26,446,236	$26,446	$29,789,473	$(32,685,425)	$(2,869,306)
Conversion of notes payable			432,129,278	431,729			431,729
Isssuance of common for services			700,000	700			700
Cancellation of shares			(300,000)	(300)	300		-
Net loss for the quarter						(165,148)	(165,148)
Balance March 31,2020	200,000	$200	458,975,514	$458,575	$29,789,773	$(32,850,573)	$(2,602,025)
Conversion of notes payable			794,664,070	794,664			794,664
Net loss during the quarter						(75,488)	(75,488)
Balance June 30, 2020	200,000	$200	1,253,639,584	$1,253,239	$29,789,773	$(32,926,061)	$(1,882,849)

Balance December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Options issued for consulting services					83,574		83,574
Common stock issuable for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Debt discount - Convertible promissory note and warrants	-	-	-	-	217,500		217,500
Net loss for the quarter end March 31, 2019						(406,019)	(406,019)
Balance - March 31, 2019	200,000	$200	21,215,181	$21,216	$29,641,821	$(31,429,321)	$(1,766,084)
Common stock issued for cash			190,000	190	43,310		43,500
Common stock issue for repayment of related party loan			50,000	50	12,450		12,500
Acquisition of assets from related party			6,400,000	6,400			6,400
Debt discount - Convertible promissory note and warrants					102,000		102,000
Net loss for the quarter end June 30, 2019						(280,952)	(280,952)
Balance June 30, 2019	200,000	$200	27,855,181	$27,856	$29,799,581	$(31,710,273)	$(1,882,636)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,636)	$(686,971)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from extinguishment of debt		(12,041)
Depreciation - Property and equipment	24,972	190
Depreciation - Operating lease right-of-use assets	31,178
Amortization - Intangible assets	664
Expenses paid for directly by related party		25,396
Amortization of debt discount	27,486	358,722
Stock based compensation expense		83,574
Stock issued for services
Changes in operating assets and liabilities:
Bank Indebtedness		6
Expense paid for subsidiary		(16,336)
Prepaid interest and deposits	53,672	(13,039)
Accounts payable and accrued expenses	35,818	(43,974)
Accrued interest	5,787	29,588
Net cash used in operating activities	(61,058)	(274,885)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory note, net	61,000	319,500
Proceeds from issuance of common stock		43,500
Proceeds from subscriptions payable		80,000
Proceeds from unsecured loans
Repayment of convertible notes		(135,000)
Repayment of unsecured loans		(62,425)
Net cash provided by financing activities	61,000	245,575
Net change in cash and cash equivalents	(58)	(29,310)
Cash and cash equivalents - beginning of period	4,794	29,310
Cash and cash equivalents - end of period	$4,736	$-
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity:
Related party loans converted to equity	$-	$-
Shares issued for related party loan	$-	$12,500
Increase in prepaid expense from stock issuance	$-	$-
Acquisition of assets from related party through the issuance of common stock and a note	$-	$275,277
Common stock issued for conversion of convertible notes	$1,226,393	$5,647
Debt discount from derivative liabilities	$-	$-
Beneficial conversion feature	$-	$181,099
Warrant granted in conjunction with convertible notes recognized as debt discount	$-	$138,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN*

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of June 30, 2020 and December 31, 2019, the Company had 400,000,000 shares of authorized common stock.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $32,926,059 and $32,685,424 as June 30, 2020 and December 31, 2019, respectively, which include net losses of $240,636 and $686,971 for the six months ended June 30, 2020 and 2019, respectively. In addition, as of June 30, 2020 and December 31, 2019, the Company had a working capital deficit of $2,155327 and $3,198,600 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1 ECO CHAIN 360, Inc., had no operations, assets or liabilities as of June 30, 2020, and December 31, 2019. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	June 30, 2020	December 31, 2019
Raw Material	$13,631	$13,631
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	June 30,	December 31,
	2020	2019
Furniture and Equipment	$218,315	$218,315
Forklift	20,433	20,433
	238,748	238,748
Less accumulated depreciation	(50,683)	(25,711)
	$188,065	$213,037

Depreciation expense amounted to $24,972 and $95 for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020 and 2019, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Patent	$9,223	$9,233
Websites	10,690	10,690
Royalties	50,000	50,000
Less accumulated amortization	(971)	(639)
	$68,942	$69,284

Amortization expense amounted to $664 and 0 for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, and December 31, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2015 through 2020.

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

For the six months ended June 30, 2020 and 2019, the Company incurred $700 and $83,574 for stock based compensation, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At June 30, 2020 and December 31, 2019, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of June 30, 2020 and December 31, 2019, the Company had 1,262,220,750 and 27,566,515 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of June 30, 2020 and December 31, 2019, the Company had 147,619,000 and 6,286,666 shares of common stock issuable, respectively.

During the six months ended June 30,2020, the Company issued common shares as follows,

•

During the first quarter of 2020 the company convertible promissory notes Principal balance $596,863 and accrued interest of $37,336 was converted to equity and issued a total of 431,729,278 shares of common stock.

•

During the 2nd quarter of 2020 the company’s convertible promissory notes Principal balance $173,500 and accrued interest of $16,142 was converted to equity and issued a total of 794,664,070 shares of common stock. As a result of this conversion a total of $649,742 derivative liabilities was settled.

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the six months ended June 30, 2020

Three Months Ended June 30, 2020

Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2years-5years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

The below table summarizes the activity of warrants exercisable for common shares during the six months ended June 30, 2020 and the year ended December 31, 2019:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2017	-	$-
Granted	112,238	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2018	112,238	$0.35
Granted	1,038,125	0.28
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2019	1,150,363	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance June 30, 2020	1,150,363	0.30

The following table summarizes information relating to outstanding and exercisable stock warrants as of June 30, 2020:

Warrants Outstanding
	Weighted Average	Weighted	Warrants
	Remaining Contractual	Average Exercise	Exercisable Number of
Number of Shares	life (in years)	Price	Shares

1,150,363	3.40	$0.30	1,150,363

As of June 30, 2020 and December 31, 2019, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.10 on March 30, 2020 and $0.12 on December 31, 2019, respectively.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals $66,500 June 30, 2020 and December 31, 2020, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals were $239,850 at June 30, 2020

Convertible Notes Payable

During the first quarter of 2020 a total of $709,362 convertible promissory notes plus accrued interest of $37,336 was converted into 731,729,278 shares common stock. During the 2nd quarter of 2020 a total of $173,500 convertible promissory notes plus accrued interest of $16,142 was converted into 794,664,070 shares common stock.

As a result of conversion of promissory notes, the fair value of the derivative liabilities written down by $649,742. As of June 30, 2020, the balance of convertible notes is $112,500.

Subscription Payable

As of June 30, 2020, and December 31, 2019, the subscription payable was $100,000 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months period there were no significant related party transactions except for accrual of interest due on convertible notes $7,270 and $1,743 for office expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, In. and assumed lease for the facility where the equipment purchased is located. The lease will be expired on September 30, 2020.

The following is a schedule of minimum future rentals on leases as June 30, 2020:

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, and through the date that these financials were made available, the Company had no significant subsequent events that would affect the financials statements as of June 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table provides selected financial data about our company for the three months period ended June 30, 2020 and the year ended December 31, 2019.

	June 30,	December 31,
	2020	2019	Change	%
Cash and cash equivalents	$4,736	$4,794	$(58)	-1.2%
Prepaid interest and deposits	$42,542	$96,214	$(53,672)	-55.8%
Inventories	$60,815	$60,815	$-	-
Property and equipment	$188,065	$213,037	$(24,972)	11.7%
Operating lease right of use	$15,793	$46,971	$(31,178)	-66.4%
Intangible assets	$68,620	$69284	$(664)	-0.9%
Total Assets	$380,571	$69,284	$(110,545)	-22.5%
Total Liabilities	$2,263,420	$3,360,423	$(1,097,003)	-9.7%
Stockholders’ Deficit	$(2,155,327)	$(2,869,307)	$986,458	-34.4%

The following summary of our results of operations, for the three and six months ended June 30, 2019, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Siox months ending June 30, 2020, compared to six months ending June, 2019

	Six Months Ended
	June 30,
	2020	2019	Change	%
Revenue	$6,027	$-	$6,027	100%
Cost of Revenues	3,860		3,860	100%
Operating Expenses
Depreciation and Amortization	56,814	-	56,814	100%
General and administrative expenses	149,483	227,129	(77,646)	-34.2%
Stock based compensation	700	83,574	(82,874)	-99.2%
Gain from extinguishment of debt			12,041	-100%
Other expense	35,806	(338,309)	(140,864)	-90.8%
Net loss	$(240,636)	(686,971)	$(446,335)	-65.0%

For the six months ended June 30, 2020, we have revenues of $6,027 with a cost of $3,860, sales generated from the Company acquired AH Originals, Inc. We incurred $149,483 in general and administrative expenses, depreciation and amortization of $56,814, stock-based compensation of $700, and other expense of $35,806, resulting in a net loss of $240,636.

For the six months ended June 30, 2019, we incurred $227,129 in general and administrative expenses, stock-based compensation of $83,574, gain on extinguishment of debt of $12,041 and other expense of $388,309, resulting in a net loss of $686,971.

The decrease in net loss during six months ended June 30, 2020, compared to six months ended June 30, 2019 was mainly attributed to the decrease in interest expenses financing cost and stock based compensation.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30,2020 and December 31, 2019, respectively.

Working Capital

	June 30, 2020	December 31, 2019	Change	%
Current Assets	$108,093	$161,824	$(53,731)	-33%
Current Liabilities	$2,263,420	$3,360,423	(325,944)	-33%
	$(2,155,327)	(3,198,600)	$(1,043,273)	-33%

Our working capital deficit decreased as of June 30,2020, as compared to December 31, 2019, due mainly to the decrease increase in convertible notes.

Cash Flows

	Six Months Ended
	June 30,
	2020	2019	Change	%
Cash Flows used in Operating Activities	$(61,058)	$(274,885)	$(77,392)	-112%
Cash Flows used in Investing Activities	$-	-	-	-
Cash Flows provided by Financing Activities	$61,000	245,575	(49,439)	-71%
Net Change in Cash During Period	$335	(29,310)	28,975	-98.9%

Cash Flow from Operating Activities

During the six months ended June 301, 2020, net cash used in operating activities was $61,058 compared to $274,885 during the six months ended June 30, 2019.

The net cash used in operating activities for the six months ended June 30, 2020 was attributed to a net loss of $240,636, decrease by depreciation and amortization $58,815, amortization of debt discount $27,486, prepaid interest deposits $53,672 and accounts payable and accrued expenses $35,818.

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

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2020 and 2019

Cash Flow from Financing Activities

Net cash from financing activities was $61,000 for the six months ended June 30, 2020 attributable to proceeds from issuance ofconvertible notes.

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

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2019, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: September 15, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: September 15, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

