Form 10-Q
period 2020-09-30
Global Fiber Technologies, Inc.
filed 2021-09-24
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

1,254,239,584 shares of common stock issued and outstanding as of September 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$119,023	$4,794
Prepaid interest and deposits	19,458	96,214
Inventories	60,815	60,815
Total Current Assets	199,296	161,823
Operating lease right-of-use assets	-	46,972
Property and equipment, net	175,579	213,037
Intangible assets	71,461	69,284
TOTAL ASSETS	$446,336	$491,116
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	256,633	211,245
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	223,091	223,091
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	-	488,865
Convertible notes and accrued interest - related party	68,500	67,500
Promissory note and accrued interest - related party	281,835	278,168
Derivative liabilities	340,070	989,813
Advances from related parties	118,181	124,558
Related party loans and accrued interest	247,283	244,681
Self Liquidating Promissory Notes	150,000	-
Subscription payable	100,000	100,000
Operating lease liabilities	46,971	46,971
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	2,418,095	3,360,423
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 1,253,239,584 and 26,446,236 shares issued and outstanding, 147,819,000 and 6,688,666 issuable as of September 30, 2020 and December 31, 2019, respectively	1,253,239	26,446
Additional paid-in capital	29,789,771	29,789,471
Accumulated deficit	(33,014,969)	(32,685,424)
Stockholders' deficit	(1,971,759)	(2,869,307)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$446,336	$491,116

*Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUE	$380	$1,784	$6,407	$1,794
COST OF REVENUES	2,874		6,734
GROSS PROFIT (LOSS)	(2,494)	1,784	(327)	1,794
OPERATING EXPENSES
General and administrative	57,805	142,052	207,288	369,181
Depreciation and Amortization	28,611		85,425
Consulting fees share expense	-		-
Officer salaries and compensation	-		-
Stock based compensation	-	60,000	700	143,574
Gain from extinguishment of debt	-		-	(12,041)
Gain on extinguishment of debt - related party	-	-	-	-
Total Operating Expenses	86,416	202,052	293,413	500,714

LOSS FROM OPERATIONS	(88,910)	(200,268)	(293,740)	(498,920)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	-	-	-	-
Interest expense and financing costs	-	318,654	35,806	699,318
Interest expense - related parties	-	6,984	-	14,629
Total other expense	-	325,638	35,806	713,947

NET LOSS	(88,910)	(525,906)	(329,546)	(1,212,867)

Net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average common shares outstanding	979,648,126	28,740,782	561,901,598	27,994,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months and Three Months Ended September 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2019	200,000	$200	26,446,236	$26,446	$29,789,471	$(32,685,423)	$(2,869,306)
Conversion of notes payable			432,129,278	431,729			431,729
Isssuance of common for services			700,000	700			700
Cancellation of shares			(300,000)	(300)	300		-
Net loss for the quarter						(165,148)	(165,148)
Balance March 31,2020	200,000	$200	458,975,514	$458,575	$29,789,771	$(32,850,571)	$(2,602,025)
Conversion of notes payable			794,664,070	794,664			794,664
Net loss during the quarter						(75,488)	(75,488)
Balance June 30, 2020	200,000	$200	1,253,639,584	$1,253,239	$29,789,771	$(32,926,059)	$(1,882,849)
Net loss						(88,910)	(88,910)
Balance September 30, 2020	200,000	200	1,253,639,584	1,253,239	29,789,771	(33,014,969)	(1,971,759)

Balance December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Options issued for consulting services					83,574		83,574
Common stock issuable for settlement of a convertible note	-	-	70,588	71	5,576	-	5,647
Debt discount - Convertible promissory note and warrants	-	-	-	-	217,500		217,500
Net loss for the quarter end March 31, 2019						(406,019)	(406,019)
Balance - March 31, 2019	200,000	$200	21,215,181	$21,216	$29,641,821	$(31,429,321)	$(1,766,084)
Common stock issued for cash			190,000	190	43,310		43,500
Common stock issue for repayment of related party loan			50,000	50	12,450		12,500
Acquisition of assets from related party			6,400,000	6,400			6,400
Debt discount - Convertible promissory note and warrants					102,000		102,000
Net loss for the quarter end June 30, 2019						(280,952)	(280,952)
Balance June 30, 2019	200,000	$200	27,855,181	$27,856	$29,799,581	$(31,236,273)	$(1,882,636)
Common stock issued for consulting services			300,000	300	59,700		60,000
Common stock issued for conversion of convertible note			764,758	765	59,315		60,080
Debt discount - Convertible promissory note and warrants					281,698		281,698
Net loss						(525,906)	(525,906)
Balance September 30, 2019	200,000	200	28,919,939	28,921	30,200,294	(32,236,179)	(2,006,764)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,546)	$(1,212,877)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from extinguishment of debt		(12,041)
Depreciation - Property and equipment	37,458	11,593
Depreciation - Operating lease right-of-use assets	46,971
Amortization - Intangible assets	996	307
Expenses paid for directly by related party		25,897
Amortization of debt discount	27,486	660,128
Stock based compensation expense		143,574
Changes in operating assets and liabilities:
Expense paid for subsidiary		(16,336)
Prepaid interest and deposits	76,756	(112,087)
Accounts payable and accrued expenses	45,388	(56,396)
Accrued interest	892	53,821
Net cash used in operating activities	(93,599)	(514,417)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment		(18,500)
Acquisition of intangible assets		(3,723)
Net cash used in investing activities	-	(22,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Self liquidating Promissory Notes	150,000
Proceeds from issuance of convertible promissory note, net	61,000	633,000
Proceeds from issuance of common stock		43,500
Proceeds from subscriptions payable		80,000
Proceeds from unsecured loans		50,000
Repayment of convertible notes		(135,000)
Repayment of unsecured loans		(5,000)
Net cash provided by financing activities	211,000	557,557
Net change in cash and cash equivalents	114,401	20,917
Cash and cash equivalents - beginning of period	4,794	29,310
Cash and cash equivalents - end of period	$119,024	$50,227
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity:
Shares issued for related party loan	$-	$12,500
Acquisition of assets from related party through the issuance of common stock and a note	$-	$275,277
Common stock issued for conversion of convertible notes	$1,226,393	$5,647
Debt discount from derivative liabilities	$649,743	$-
Beneficial conversion feature	$-	$181,099
Warrant granted in conjunction with convertible notes recognized as debt discount	$-	$138,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of September 30, 2019 and December 31, 2018, the Company had 400,000,000 shares of authorized common stock.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of September 30, 2020 and December 31, 2019, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of September 30, 2020.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 23, 2020 for the years ended December 31, 2019 and 2018.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $33,014,969 and $32,685,424 as of September 30, 2020 and December 31, 2019, respectively, which include net losses of $329,546 and $686,971 for the nine months ended September 30, 2020 and 2019, respectively. In addition, as of September 30, 2020, and December 31, 2019, the Company had a working capital deficit of $2,218,799 and $3,198,600 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, ECO CHAIN 360, Inc., had no operations, assets or liabilities as of September 30, 2020 and December 31, 2019. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	September 30, 2020	December 31, 2019
Raw Material	$13,631	$13,361
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	September 30,	December 31,
	2020	2019
Furniture and Equipment	$218,315	$218,315
Forklift	20,433	20,433
	238,748	238,748
Less accumulated depreciation	(63,169)	(25,711)
	$175,579	$213,037

Depreciation expense amounted to $37,458 and $11,593 for the nine months ended September 30, 2020 and 2019, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2020, and 2019, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
Patent	$12,406	$9,233
Websites	10,690	10,690
Royalties	50,000	50,000
Total Intangible Assets	73,096	69,923
Less accumulated amortization	(1,635)	(639)
	$71,461	$69,284

Amortization expense amounted to $996 and $639 for the nine months ended September 30, 2020 and 2019, respectively.

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

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the nine months ended September 30, 2020 and 2019, the Company incurred $ 700 and $83,574 for stock based compensation, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At September 30, 2020 and December 31, 2019, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of September 30, 2020 and December 31, 2019, the Company had 1,253,239,584 and 26,446,236 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of September 30, 2020 and December 31, 2019, the Company had 147,819,000 and 6,688,666 shares of common stock issuable, respectively.

During the nine months ended September 30, 2020, the Company issued common shares as follows,

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2 years-5 years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

The following table summarizes information relating to outstanding and exercisable stock warrants as of September 30, 2020:

Warrants Outstanding
	Weighted Average	Weighted	Warrants
	Remaining Contractual	Average Exercise	Exercisable Number of
Number of Shares	life (in years)	Price	Shares

700,363	3.40	$0.29	700,363

As of September 30, 2020 and December 31, 2019, the intrinsic value warrants outstanding was $0 and $1,690 based on the closing market price of $0.017 on September 30, 2020 and $0.12 on December 31, 2019, respectively.

Stock Options

There were no stock options granted during the nine months period ending September 30, 2020. During the nine months ended September 30, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the nine months ended September 30, 2020:

For the Nine months ended September 30, 2020
Fair values	$0.25
Exercise price	$0.30
Expected term at issuance	3 years
Expected average volatility	93.62%
Expected dividend yield	—
Risk-free interest rate	2.34%

A summary of the change in stock purchase options outstanding for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows:

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

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016, the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. On September 24, 2019, the Company made $5,000 repayment. The note and accrued interest was $165,605 and $157,855 as of September 30, 2019 and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of September 30, 2019 and is currently in default.

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. The balance of the notes was $25,000 as of September 30, 2020 and December 31, 2019.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,179 and $7,909 as of September 30, 2020 and December 31, 2019, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,469 and $5,319 as of September 30, 2020 and December 31, 2019, respectively and is currently in default.

During the three months ended September 30, 2019 the Company received four separate payments of $12,500, totaling $50,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. The balance of the notes was $50,000 as of September 30, 2019.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $68,500 and $67,500 at September 30, 2020 and December 31, 2019, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals were $175,936 at September 30, 2020.

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

Self-Liquidating Escrow Notes

During the quarter the company entered into definitive agreement with several parties for total proceeds of $150,000. These notes are self-liquidating and carries a 5% interest per annum and will entitle to received 150,000 shares of Authentic Heroes Inc. common stock and 75,000 2-year common stock purchase warrants @ $1.50. and a 1/2 % Royalty on Sale of all AH Products for a period of thirty (36) six months. 50% of 50% of all sales proceeds will be placed in escrow until the amount necessary to retire the Notes has been achieved.

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

The following is a schedule of minimum future rentals on leases as of September 30, 2020:

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

Potentially dilutive securities were comprised of the following:

	September 30,	December 31,
	2020	2019
Warrants	1,150,363	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	4,253,000	19,749,863
	8,103,363	23,600226

NOTE 8– SUBSEQUENT EVENTS

The company has evaluated subsequent events for recognition and disclosure through August 23, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Results of Operations

The following table provides selected financial data about our company for the nine-month period ended September 30, 2020 and the year ended December 31, 2019.

	September 30,	December 31,
	2020	2019	Change	%
Cash and cash equivalents	$119,023.00	$4,794	$114,229	2382.54%
Prepaid interest and deposits	$19,458.00	$96,214	$(76,756)	-79.78%
Inventories	$60,815	$60,815	$0	0.00%
Property and equipment	$222,618	$213,037	$9,581	4.50%
Intangible assets	$19,616	$69,284	$(49,668)	-71.69%
Total Assets	$446,336	$491,116	$397,220	808.74%
Total Liabilities	$2,418,095	$3,360,423	$(942,328)	-28.04%
Stockholders’ Deficit	$(1,971,759)	$(2,869,307)	$897,548	-31.28%

The following summary of our results of operations, for the three and nine months ended September 30, 2020, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending September 30, 2019 compared to three months ending September 30, 2018:

	Three Months Ended
	September 30,
	2020	2019	Change	%
Revenue	$380	$1,784	$(1,404)	-78.70%
Cost of Revenue	(2,874)		(2,874)	-100%
Operating Expenses
General and administrative expenses	(57,805)	(142,052)	84,247	-59.31%
Depreciation and amortization	(28,611)	-	(28,611)	-100.00%
Stock based compensation	-	(60,000)	60,000	100%
Gain from extinguishment of debt	-	-
Other expense	-	(325,638)	325,638	100%
Net loss	$(88,910)	$(525,906)	$436,996	-83.09%

Nine months ending September 30, 2020, compared to nine months ending September 30, 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change	%
Revenue	$6,407	$1,784	$4,623	259.14%
Cost of Revenues	(6,734)		(6,734)	-100.00%
Operating Expenses
General and administrative expenses	(207,288)	(369,171)	161,883	-43.85%
Depreciation and Amortization	(85,425)		(85,425)	100.00%
Stock based compensation	(700)	(143,574)	142,874	-99.51%
Gain from extinguishment of debt	-	12,041	(12,041)	-100.00%
Other expense	(35,806)	(713,947)	678,141	-94.98%
Net loss	$(329,546)	$(1,212,867)	$883,321	-72.83%

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2020 and December 31, 2019, respectively.

Working Capital

	September 30,	December 31,
	2020	2019	Change	%
Current Assets	$199,296	$161,824	$37,472	23.16%
Current Liabilities	$2,418,095	$3,360,423	$(942,328)	-28.04%
Working Capital (deficit)	$(2,218,799)	$(3,198,600)	$979,801	-30.63%

Our working capital deficit decreased as of September 30, 2020, as compared to December 31, 2019 due to the decrease in our total current liabilities attributed to the conversion of convertible promissory notes.

Cash Flows

	Nine Months Ended
	September 30,
	2020	2019	Change
Cash Flows used in Operating Activities	$(93,598)	$(514,417)	$611,188
Cash Flows used in Investing Activities	$(3,173)	$(2,223)	$2,223
Cash Flows provided by Financing Activities	$119,024	$557,557	$(676,580)
Net Change in Cash During Period	$114,230	$20,917	$(135,146)

Cash Flow from Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $93,598 compared to $514,417 during the nine months ended September 30, 2019.

The net cash used in operating activities for the nine months ended September 30, 2020, was attributed to a net loss of $329,546, offset by Depreciation and amortization $84,430, increase in prepaid interest and deposits and increase in accounts payable and accrued expenses $45,388.

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

Cash Flow from Investing Activities

The Company acquired additional intangible assets $3,173 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, net cash used in investing activities was $22,223 from the acquisition of property, plant and equipment of $18,500 and acquisition of intangible assets of $3,723.

Cash Flow from Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $211,000 compared to $557,557 during the nine months ended September 30, 2019.

Net cash from financing activities was $211,000 for the nine months ended September 30, 2020, include proceeds from issuance of convertible promissory note of $61,000, and proceeds from self-liquidating escrow notes of $150,000.

Net cash from financing activities was $557,557 for the nine months ended September 30, 2020 attributed to proceeds from issuance of convertible promissory notes of $633,000, proceeds from issuance of common stock of $43,500, proceeds from subscription payable of $80,000, proceeds from unsecured loans of $50,000, offset by repayment on a convertible note of $135,000, repayment of related party advances of $108,943 and repayment of unsecured loans of $5,000.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: September 24, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: September 24, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

