Form 10-K
period 2020-12-31
Global Fiber Technologies, Inc.
filed 2021-10-01
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

1,254,239,584 common shares as of September 15, 2021

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

In this annual report on Form 10-K, the terms “GFTX,” “Company,” “we,” “us” and “our” refer to Global Fiber Technologies, Inc. and its subsidiaries.

General Overview

Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.”. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of December 31, 2020 and 2019, respectively.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020 and 2019

Item 6. Selected Financial Data

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

Our Current Business

Global Technologies Inc. is currently in the development stage. The Company’s business plan is to operate a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2020, which are included herein.

	December 31, 2020	December 31, 2019	Change	%
Cash and cash equivalents	$8,548	$4794	$3,754	78.29%
Prepaid interest and deposits	$-	$96,214	$74,903	(100.00)%
Inventories	$60,815	$60,815	$-	-
Operating lease right-of-use assets	$-	$46,971	$(46,971)	(100.00)%
Property and equipment	$163,093	$213,037	$(49,944)	(23.44)%
Intangible assets	$129,462	$69,284	$60,178	86.86%
Total Assets	$361,918	$491,115	$(129,197)	(26.31)%
Total Liabilities	$3,139,998	$3,360,421	$(220,423)	(6.56)%
Stockholders’ Deficit	$(2,778,080)	$(2,869,306)	$91,226	(3.18)%

The following summary of our results of operations, for the year ended December 31, 2020, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year ended
	December 31,
	2020	2019	Change	%
Revenue	$3,994	$3,758	$236	6.28%
Cost of Revenue	(26,858)	-	(26,858)	(100.00)%
Operating Expenses
General and administrative expenses	(227,726)	(423,246)	195,520	(46.20)%
Depreciation and amortization	(114,910)	(39,818)	(75,092)	188.59%
Consulting fees share expense	-	(133,200)	133,200	(100.00)%
Officer salaries and compensation	-	-	-	-
Stock based compensation	(700)	(83,574)	(82,374)	(99.16)%
Gain from extinguishment of debt	-	12,041	(12,041)	(100.00)%
Other expense	(779,668)	(998,084)	(228,416)	(22.89)%
Net loss	$(1,135,868)	$(1,662,123)	$(526,255)	(31.66)%

For the year ended December 31, 2020 and December 31, 2019, we recognized revenue of $3,994 and $3,758, respectively.

For the year ended December 31, 2020, we incurred $227,726 in general and administrative expenses, $700 in stock-based compensation, $779,668 in other expense in a net loss of $1,135,868.

For the year ended December 31, 2019, we incurred $423,264 in general and administrative expenses, $133,200 in consulting fees share expense, $83,574 in stock-based compensation, $998,084 in other expense and recognized $12,041 in gain from extinguishment of debt, resulting in a net loss of $1,662,123.

The decrease in net loss during the year ended December 31, 2020, compared to the year ended December 31, 2019 was mainly attributed to the decrease in consulting fees, marketing cost, professional fees, stock based compensation from stock options, loss on change in fair value of derivative liabilities, amortization of debt discount from convertible notes and interest expenses incurred from the convertible notes during the year ended December 31, 2020.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and December 31, 2019, respectively.

Working Capital

	December 31, 2020	December 31, 2019	Change	%
Current Assets	$69,363	$161,823	$(92,460)	(57.14)%
Current Liabilities	$3,139,998	$3,360,421	$(220,423)	(6.56)%
Working Capital (deficit)	$(3,070,635)	$(3,198,598)	$127,963	(4.00)%

Cash Flows

	Year ended
	December 31,
	2019	2019	Change
Cash Flows used in Operating Activities	$(12,102)	$(585,959)	$(573,857)
Cash Flows used in Investing Activities	$(78,173)	$(75,223)	(2,950)
Cash Flows provided by Financing Activities	$94,029	$636,666	(542,637)
Net Change in Cash During Period	$3,754	$(24,516)	$28,270

Our working capital deficit decreased as of December 31, 2020, as compared to December 31, 2019, due to the decrease in our total current liabilities attributed to decrease in derivative liabilities, convertible notes and promissory notes. This was the result of conversion of majority convertible notes during the year into equity.

Cash Flow from Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $12,102 compared to $585,959 during the year ended December 31, 2019.

The net cash used in operating activities for the year ended December 31, 2020 was mainly attributed to a net loss of $1,035,868 increased by loss in valuation of derivative liabilities 588,839, gain from extinguishment of derivative liabilities due to conversion 125,845 and net changes in operating assets and liabilities of $194,172.

The net cash used in operating activities for the year ended December 31, 2019 was attributed to a net loss of $1,662,123, increased by gain from extinguishment of debt of $12,041 and net changes in operating assets and liabilities of $91,456, offset by loss on change in fair value of derivative liabilities of $358,173, depreciation on property, plant and equipment of $24,174, amortization on intangible assets of $639, expenses paid by related party of $26,297, amortization of debt discount of $553,604, stock based compensation of $83,574 and stock issued for services of $133,200.

Cash Flow from Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $78,173 from the acquisition of of license for right of use of $75,000 and acquisition of intangible assets of $3,173.

During the year ended December 31, 2019, net cash used in investing activities was $75,223 from the acquisition of property, plant and equipment of $21,500 and acquisition of intangible assets of $53,723.

Cash Flow from Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $94,029 compared to $636,666 during the year ended December 31, 2019.

Net cash from financing activities was $141,000 for the year ended December 31, 2020 attributed to proceeds from issuance of self-liquidating promissory notes of $141,000, offset by repayment of related party notes payable $9,000.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $33,821,292 and $32,685,425 as of December 31, 2020, and December 31, 2019, respectively, which include net losses of $1,135,868 and $1,662,123 for the years ended December 31, 2020, and 2019, respectively. In addition, as of December 31, 2020 and 2019, the Company had a working capital deficit of $3,070,635 and $3,198,598 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared, and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as included in this Annual Report, for disclosures regarding the Company’s critical accounting policies and estimates.

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

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2020 and 2019, the Company incurred $700 and $83,574 for stock based compensation, respectively.

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

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Fiber Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Fiber Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two-years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes 4 and 5 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ
October 1, 2021

Global Fiber Technologies, Inc.

Consolidated Balance Sheets

For the Year Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$8,548	$4,794
Prepaid interest and deposits	-	96,214
Inventories	60,815	60,815
Total Current Assets	69,363	161,823
Operating lease right-of-use assets	-	46,971
Property and equipment, net	163,093	213,037
Intangible assets	129,462	69,284
TOTAL ASSETS	$361,918	$491,115
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	299,732	211,243
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	232,808	223,091
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	349,222	488,865
Convertible notes and accrued interest - related party	71,534	67,500
Promissory note and accrued interest - related party	362,440	278,168
Derivative liabilities	620,149	989,813
Advances from related parties	114,655	124,558
Related party loans and accrued interest	253,927	244,681
Self Liquidating Promissory Notes	150,000	-
Subscription payable	100,000	100,000
Operating lease liabilities	-	46,971
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,139,998	3,360,421
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 1,253,239,584 and 26,446,236 shares issued and outstanding, 147,819,000 and 6,688,666 issuable as of December 31, 2020 and December 31, 2019, respectively	1,253,239	26,446
Additional paid-in capital	29,789,773	29,789,473
Accumulated deficit	(33,821,292)	(32,685,425)
Stockholders' deficit	(2,778,080)	(2,869,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$361,918	$491,115

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

Consolidated Statements of Operations

For the Year Ended December 31, 2020 and 2019

	2020	2019

REVENUE	$3,994	$3,758
COST OF REVENUES	26,858
GROSS PROFIT (LOSS)	(22,864)
OPERATING EXPENSES
General and administrative	228,426	423,246
Depreciation and Amortization	114,910	39,818
Consulting fees share expense	-	133,200
Stock based compensation	-	83,574
Gain from extinguishment of debt	-	(12,041)
Gain on extinguishment of debt - related party	-	-
Total Operating Expenses	343,336	667,797

LOSS FROM OPERATIONS	(366,200)	(664,039)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	588,839	358,173
Interest expense and financing costs	90,546	618,300
Interest expense - related parties	90,283	21,611
Total other expense	769,668	998,084

NET LOSS	(1,135,868)	(1,662,123)

Net loss per share	$(0.00)	$(0.06)

Weighted average common shares outstanding	561,901,598	29,797,322

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2020 and 2019

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Common stock issued for cash			190,000	190	43,310		43,500
Options issued for consulting services	-	-	-	-	85,374	-	85,374
Common stock issued for consulting services	-	-	1,100,000	1,100	132,100		133,200
Common stock issued for settlement of a convertible note	-	-	70,588	71	5,576		5,647
Common stock issued for repayment of related party loan	-	-	50,000	50	12,450		12,500
Common stock issued for extension of note	-	-	6,072,221	6,072	168,710		174,782
Debt discount - Convertible promissory note and warrants	-	-	6,400,000	6,400			6,400
Acquisition of assets from related party	-	-					-
Net Loss						(1,662,123)	(1,662,123)
Balance December 31, 2019	200,000	$200	35,027,402	$35,028	$29,780,891	$(32,685,425)	(2,869,306)
Conversion of notes payable			1,217,812,182	1,217,811	4,733		1,222,544
Issuance of common for services			700,000	700	3,850		4,550
Cancellation of shares			(300,000)	(300)	300		-
Net loss						(1,135,868)	(1,135,868)
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,771	$(33,821,293)	$(2,778,083)

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,135,868)	$(1,662,123)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on change in fair value of derivative liabilities	588,839	358,173
Extinguishment of derivative liabilities due to conversion	125,845
Extinguishment of derivative liabilities		(12,041)
Depreciation - Property and equipment	49,944	24,174
Depreciation - Operating lease right-of-use assets	63,638
Amortization - Intangible assets	1,328	639
Expenses paid for directly by related party		26,297
Amortization of debt discount	70,374	553,604
Stock based compensation expense	4,550	83,574
Stock issued for services		133,200
Changes in operating assets and liabilities:
Expense paid for subsidiary	(9,903)	(16,336)
Prepaid interest and deposits	96,214	(107,753)
Accounts payable and accrued expenses	83,489	(52,626)
Accrued interest	48,998	85,259
Net cash used in operating activities	(12,102)	(585,959)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license for right to use	(75,000)
Acquisition of property, plant and equipment		(21,500)
Acquisition of intangible assets	(3,173)	(53,723)
Net cash used in investing activities	(78,173)	(75,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties
Proceeds from Self liquidating Promissory Notes	150,000
Proceeds from issuance of convertible promissory note, net	-	817,950
Proceeds from issuance of common stock		43,500
Proceeds from subscriptions payable		80,000
Proceeds from unsecured loans		50,000
Repayment of convertible notes		(170,000)
Repayment of promissory note- related party	(9,000)	(249)
Repayment of related party advance		(144,535)
Payment of operating lease liabilities	(46,971)
Repayment of unsecured loans		(40,000)
Net cash provided by financing activities	94,029	636,666
Net change in cash and cash equivalents	3,754	(24,516)
Cash and cash equivalents - beginning of period	4,794	29,310
Cash and cash equivalents - end of period	$8,548	$4,794
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity:
Shares issued for related party loan	$-	$12,500
Increase in prepaid expense from stock issuance	$-	$-
Acquisition of assets from related party through the issuance of common stock and a note	$-	$275,277
Common stock issued for conversion of convertible notes	$1,222,544	$5,647
Common stock issued for settlement of a convertible note	$-	$5,647
Debt discount from derivative liabilities	$369,664	$772,463
Initial recognition of operating lease right-of-use assets	$-	$62,356
Beneficial conversion feature	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of December 31, 2020 and December 31, 2019, the Company had 400,000,000 shares of authorized common stock.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $33,821,292 and $32,685,425 as of December 31, 2020 and December 31, 2019, respectively, which include net losses of $1,135,868 and $1,662,123 for the year ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020 and December 31, 2019, the Company had a working capital deficit of $3,070,635 and $3,198,598 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiary had no operations, assets or liabilities as of December 31, 2020 and 2019. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On December 31, 2020, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	December 31, 2020	December 31, 2019
Raw Material	$13,631	$13,631
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	December 31,	December 31,
	2020	2019
Furniture and Equipment	$216,398	$218,315
Forklift	20,433	20,433
	236,681	238,748
Less accumulated depreciation	(73,738)	(25,711)
	$163,093	$213,037

Depreciation expense amounted to $49,944 and $24,174 for the year ended December 31, 2020 and 2019, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2020 and 2019, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Patent	$12,406	$9,233
Websites	10,690	10,690
Royalties	125,000	50,000
	148,096	69,923
Less accumulated amortization	(18,634)	(639
	$129,462	$69,284

Amortization expense amounted to $49,944 and $639 for the year ended December 31, 2020, and 2019, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2020 and 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2007 through 2020.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2020 and 2019, the Company incurred $700 and $83,574 for stock based compensation, respectively.

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

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The following table summarizes fair value measurements by level at December 31, 2020, and 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$620,149	$620,149

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$989,813	$989,813

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At December 31, 2020 and December 31, 2019, the Company had no amounts in excess of the FDIC limit.

COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it is unable to timely review and prepare the Company’s financial statements for the 2020 fiscal year.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Our operations are in Somerset, NJ which NJ as a whole is characterized as an area that has a “high concentration of risk” as it relates to COVID-19.

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

Common Stock

As of December 31, 2020 and 2019, the Company had 1,253,239,584 and 26,446,236 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of December 31, 2020 and 2019, the Company had 147,819,000 and 6,688,666 shares of common stock issuable, respectively.

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

During the year ended December 31, 2020, the Company issued common shares as follows,

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

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the year ended December 31, 2020 and the year ended December 31, 2019:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2018	112,238	$0.29
Granted	1,038,125	0.35
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2019	1,150,363	$0.30
Granted	-
Exercised	(102,689)	-
Forfeited	-	-
Balance as of December 31, 2020	935,436	$0.30

The following table summarizes information relating to outstanding and exercisable stock warrants as of December 31, 2020:

Warrants Outstanding
	Weighted Average
	Remaining Contractual	Weighted Average
Number of Shares	life (in years)	Exercise Price
935,436	3.68	$0.30

As of December 31, 2020 and December 31, 2019, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.002 on December 31, 2020 and $0.001 on December 31, 2019, respectively.

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

During the year ended December 31, 2016, the Company received two separate payments of $12,500, totaling $25,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. The balance of the notes was $25,000 as of December 31, 2020 and December 31, 2019.

On December 12, 2016, the Company issued an unsecured promissory note to an investor. The note bears interest at 5% and matured on June 30, 2017. As of December 31, 2016, payments from the investor are $2,200. On January 11, 2017, the investor loaned an additional $5,000 related to the promissory note. The balance of this note plus accrued interest totals $8,269 and $7,909 as of December 31, 2020 and December 31, 2019, respectively. The notes are currently unpaid and in default.

On March 14, 2017, the Company issued an unsecured promissory note to an investor in the amount of $5,000. The note bears interest at 4% and matures on March 14, 2018. The balance of this note plus interest totals $5,519 and $5,319 as of December 31, 2020 and December 31, 2019, respectively and is currently in default.

During the year ended December 31, 2019, the Company received four separate payments of $12,500, totaling $50,000, as secured notes. The notes are non-interest bearing and have no terms of repayment. During the year ended December 31, 2019, the Company made $15,000 repayment. The balance of the notes was $25,000 as of December 31, 2020.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $68,500 and $67,500 at December 31, 2020 and December 31, 2019, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. During the years ended December 31, 2020 and 2019, debt discount of $70,374 and $35,187, respectively, have been amortized. The balance of this note, net of note discount of $105,562 plus accrued interest totals were $362,440 at December 31, 2020.

Convertible Notes Payable

As of December 31, 2020 and 2019 convertible notes outstanding $ 392,222 and $ 488,865 respectively .

	December 31
	2020	2019
Principal balances	$308,460	$709,363
Discount		(245,191)
Accrued Interest	41,462	24,693
	$349,922	$488,865

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Monte Carlo model to calculate the fair value as of December 31, 2020.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$989,813
Addition of derivative liabilities upon issuance of convertible note and warrants as debt discount	588,839
Addition of new derivatives liabilities recognized as day one loss
Reduction of derivative liabilities from convertible notes to shares of common stock	(649,742)
Loss (gain) on change in fair value of the derivative	(308,760)
Balance - December 31, 2020	$620,149

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
$275,277

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020 there were no significant related party transactions except for accrual of interest due on convertible notes $40,462 and $1,743 for office expenses.

During the year ended December 31, 2019, the Company’s President paid on behalf of the Company $16,175 of expenses and was repaid $110,036 through cash and $12,500 through the issuance of 50,000 shares of common stock valued at $0.25.

NOTE 8 - LEASES

The Company’s right-of-use assets under operating lease for an office premise had expired in October 1 and the lease was not renewed. There’s no lease labilities balances as of December 31, 2020.

We had recognized operating lease costs of $15,385 for the year ended December 31, 2020.

NOTE 9 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2020 and 2019, are as follows:

	December 31,	December 31,
	2020	2019
Net operating loss carryforward	$15,352,176	$15,352,176
Effective tax rate	21%	21%
Deferred tax asset	3,223,957	3,223,957
Less: Valuation allowance	(3,223,957)	(3,223,957)
Net deferred asset	$-	$-

As of December 31, 2020, the Company had approximately $15.4 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2013 through 2020 are subject to review by the tax authorities.

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

As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of December 31, 2020 and December 31, 2019 for the following:

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

NOTE 11– NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	December 31	December 31,
	2020	2019
Warrants	935,436	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	590,374,884	154,496,946
	594,010,320	158,347,309

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

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

Grants of Plan-Based Awards

The Company has yet to formally adopt an equity compensation plan. However, stock options were granted during the fiscal year ended December 31, 2020.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2020, there were no options exercised by our named officers.

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

Director Independence

We currently act with three directors, Scott Todd, Paul Serbiak, and Christopher H. Giordano.

We have determined that Scott Todd, Paul Serbiak, and Christopher H. Giordano are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

LJ Soldinger Associates LLC has served as the Company’s independent registered public accounting firm for years ended December 31, 2018 and December 31, 2017. Boyle CPA, LLC now serves as the Company’s independent registered public accounting firm for December 31, 2019 and 2020. The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Audit Fees	$20,000	$87,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,000	$87,000

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: October 1, 2021	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: October 1, 2021	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 1, 2021	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: October 1, 2021	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 1, 2021	/s/ Scott Todd
Scott Todd
Director

