Form 10-K/A
period 2020-12-31
Global Fiber Technologies, Inc.
filed 2021-10-12
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

1,254,239,584 common shares as of September 15, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANA TORY NOTE

This Amendment No. 1 (“Amendment No. 1) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Global Fiber T echnologies, Inc. for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on October 1 , 2021 (the “Original Filing”). The original filing contained typographical errors and was not authorized for filing by the Company’s independent registered public accounting firm . This Amendment No. 1 fixes these typographical errors and was authorized for filing by the Company’s independent registered public accounting firm. These typographical errors did not impact the Company’s total assets, liabilities or net loss.

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

	Year ended
	December 31,
	2020	2019	Change	%
Revenue	$3,994	$3,758	$236	6.28%
Cost of Revenue	(26,858)	-	(26,858)	(100.00)%
Operating Expenses
General and administrative expenses	(227,726)	(423,246)	195,520	(46.20)%
Depreciation and amortization	(114,910)	(39,818)	(75,092)	188.59%
Consulting fees share expense	-	(133,200)	133,200	(100.00)%
Officer salaries and compensation	-	-	-	-
Stock based compensation	(700)	(83,574)	(83,574)	(99.16)%
Gain from extinguishment of debt	-	12,041	(12,041)	(100.00)%
Other expense	(779,668)	(998,084)	(228,416)	(22.89)%
Net loss	$(1,135,868)	$(1,662,123)	$(526,255)	(31.66)%

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

Cash Flow from Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $78,173 from the acquisition of license for right of use of $75,000 and acquisition of intangible assets of $3,173.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ
October 8, 2021

Global Fiber Technologies, Inc.

Consolidated Balance Sheets

For the Year Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$8,548	$4,794
Prepaid interest and deposits	-	96,214
Inventories	60,815	60,815
Total Current Assets	69,363	161,823
Operating lease right-of-use assets	-	46,971
Property and equipment, net	163,093	213,037
Intangible assets	129,462	69,284
TOTAL ASSETS	$361,918	$491,115
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	299,732	211,243
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	232,808	223,091
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	349,222	488,865
Convertible notes and accrued interest - related party	71,534	67,500
Promissory note and accrued interest - related party	362,440	278,168
Derivative liabilities	620,149	989,813
Advances from related parties	114,655	124,558
Related party loans and accrued interest	253,927	244,681
Self Liquidating Promissory Notes	150,000	-
Subscription payable	100,000	100,000
Operating lease liabilities	-	46,971
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,139,998	3,360,421
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 1,253,239,584 and 26,446,236 shares issued and outstanding, 147,819,000 and 6,688,666 issuable as of December 31, 2020 and December 31, 2019, respectively	1,253,239	26,446
Additional paid-in capital	29,789,774	29,789,473
Accumulated deficit	(33,821,293)	(32,685,425)
Stockholders' deficit	(2,778,080)	(2,869,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$361,918	$491,115

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

Consolidated Statements of Operations

For the Year Ended December 31, 2020 and 2019

	2020	2019

REVENUE	$3,994	$3,758
COST OF REVENUES	26,858
GROSS PROFIT (LOSS)	(22,864)
OPERATING EXPENSES
General and administrative	223,876	423,246
Depreciation and Amortization	114,910	39,818
Consulting fees share expense	-	133,200
Stock based compensation	4,550	83,574
Gain from extinguishment of debt	-	(12,041)
Gain on extinguishment of debt - related party	-	-
Total Operating Expenses	343,336	667,797

LOSS FROM OPERATIONS	(366,200)	(664,039)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	588,839	358,173
Interest expense and financing costs	90,546	618,300
Interest expense - related parties	90,283	21,611
Total other expense	769,668	998,084

NET LOSS	(1,135,868)	(1,662,123)

Net loss per share	$(0.00)	$(0.06)

Weighted average common shares outstanding	561,901,598	29,797,322

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2020 and 2019

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2018	200,000	$200	21,144,593	$21,145	$29,335,171	$(31,023,302)	$(1,666,786)
Common stock issued for cash			190,000	190	43,310		43,500
Options issued for consulting services	-	-	-	-	83,574	-	83,574
Common stock issued for consulting services	-	-	1,100,000	1,100	132,100		133,200
Common stock issued for settlement of a convertible note	-	-	70,588	71	5,576		5,647
Common stock issued for repayment of related party loan	-	-	50,000	50	12,450		12,500
Common stock issued for extension of note	-	-	6,072,221	6,072	168,710		174,782
Debt discount - Convertible promissory note and warrants	-	-	6,400,000	6,400			6,400
Acquisition of assets from related party	-	-					-
Net Loss						(1,662,123)	(1,662,123)
Balance December 31, 2019	200,000	$200	35,027,402	$35,028	$29,780,891	$(32,685,425)	(2,869,306)
Conversion of notes payable			1,217,812,182	1,217,811	4,733		1,222,544
Issuance of common for services			700,000	700	3,850		4,550
Cancellation of shares			(300,000)	(300)	300		-
Net loss						(1,135,868)	(1,135,868)
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	$(2,778,080)

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $33,821,293 and $32,685,425 as of December 31, 2020 and December 31, 2019, respectively, which include net losses of $1,135,868 and $1,662,123 for the year ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020 and December 31, 2019, the Company had a working capital deficit of $3,070,635 and $3,198,598 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiary had no operations, assets or liabilities as of December 31, 2020, and 2019. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

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

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2020, and 2019, the Company incurred $700 and $83,574 for stock based compensation, respectively.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards issued and derivatives embedded in financial instruments. Estimates are used in the determination of depreciation, the valuation of non-cash issuances of common stock, stock options and warrants, valuing convertible notes for beneficial conversion features, among others.

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

Common Stock

As of December 31, 2020, and 2019, the Company had 1,253,239,584 and 26,446,236 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of December 31, 2020 and 2019, the Company had 147,819,000 and 6,688,666 shares of common stock issuable, respectively.

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

As of December 31, 2020, and December 31, 2019, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.002 on December 31, 2020 and $0.001 on December 31, 2019, respectively.

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

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. During the year ended December 31, 2019, the Company made $15,000 repayment. The note and accrued interest were $159,303 and $157,855 as of December 31, 2019, and December 31, 2018. The initial extension fee was amortized ratably over the extension period of 180 days. The note remains unpaid as of December 31, 2019 and is currently in default.

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

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. During the years ended December 31, 2020 and 2019, debt discount of $70,374 and $35,187, respectively, have been amortized. The balance of this note, net of note discount of $105,562 plus accrued interest totals was $362,440 at December 31, 2020.

Convertible Notes Payable

As of December 31, 2020 and 2019 convertible notes outstanding $ 392,222 and $ 488,865 respectively .

	December 31
	2020	2019
Principal balances	$308,460	$709,363
Discount		(245,191)
Accrued Interest	41,462	24,693
	$349,922	$488,865

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for convertible notes and warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

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

NOTE 8 - LEASES

The Company’s right-of-use assets under operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease labilities balances as of December 31, 2020.

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

On December 30, 2016 we entered into an employment agreement with Paul Serbiak, our CEO and Treasurer, wherein Mr. Serbiak will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, the base salary for Mr. Serbiak shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Serbiak’s contract provides for a minimum annual bonus of thirty-percent (30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to three-hundred-percent(300%) of his base salary. As a signing bonus, Mr. Serbiak received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, Mr. Serbiak’s contract provides for up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

On February 14, 2017, we entered into an employment agreement with Christopher Giordano, our President, wherein Mr. Giordano will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, his salary shall not be earned or payable until such time that the Company raises at least $2,000,000 in a private placement. The base salary for Mr. Giordano shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Giordano’s contract provides for a minimum annual bonus of thirty-percent (30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to two-hundred-percent(200%) of his base salary. As a signing bonus, Mr. Giordano received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, Mr. Giordano’s contract provides for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: October 8, 2021	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: October 8, 2021	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 8, 2021	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: October 8, 2021	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 8, 2021	/s/ Scott Todd
Scott Todd
Director

