Form 10-Q
period 2021-03-31
Global Fiber Technologies, Inc.
filed 2021-10-20
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

1,254,239,584 shares of common stock issued and outstanding as of September 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,767	$8,548
Prepaid interest and deposits	-	-
Inventories	60,815	60,815
Total Current Assets	71,582	69,363
Operating lease right-of-use assets		-
Property and equipment, net	150,607	163,093
Intangible assets	112,463	129,462
TOTAL ASSETS	$334,652	$361,918
LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	295,500	299,732
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	236,339	232,808
Convertible notes and accrued interest - net of debt discount of $245,191 and $52,720, respectively	355,397	349,222
Convertible notes and accrued interest - related party	72,534	71,534
Promissory note and accrued interest - related party	365,794	362,440
Derivative liabilities	548,406	620,149
Advances from related parties	134,655	114,655
Related party loans and accrued interest	256,529	253,927
Self-liqudating promissory notes	151,875	150,000
Subscription payable	100,000	100,000
Operating lease liabilities	-	-
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,102,560	3,139,998
Stockholders Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized,1,253,239,584 shares issued and outstanding as of March 31, 2021and December 31, 2020, shares Issuable 147,819,000 as of March 31,2021 and December 31,2020.	1,253,239	1,253,239
Additional paid-in capital	29,789,774	29,789,774
Stock subscription receivable	-	-
Accumulated deficit	(33,811,121)	(33,821,293)
Stockholders' deficit	(2,767,908)	(2,778,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$334,652	$361,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Month ended
	March 31, 2021	March 31, 2020

REVENUE	$193	$1,916
COST OF REVENUES	1,050	3,005
GROSS PROFIT (LOSS)	(857)	(1,089)
OPERATING EXPENSES
General and administrative	12,689	99,846
Depreciation and Amortization	29,485	28,407
Consulting fees share expense	-	-
Officer salaries and compensation	-	-
Stock based compensation	-	-
Gain from extinguishment of debt	-	-
Gain on extinguishment of debt - related party	-	-
Total Operating Expenses	42,174	128,253

LOSS FROM OPERATIONS	(43,031)	(129,342)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	(71,743)	-
Interest expense and financing costs	14,938	35,806
Interest expense - related parties	3,602	-
Total other expense	(53,203)	35,806

NET LOSS	10,172	(165,148)

Net loss per share	$0.00	$(0.01)

Weighted average common shares outstanding	127,063,682	21,209,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

formerly ECO TEK 360, INC. and subsidiaries)

Statement of Stockholders' Deficit

March 31, 2020

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,721,293)	$(2,778,080)
Options issued for consulting services							-
Common stock issuable for settlement of a convertible note	-						-
Debt discount - Convertible promissory note and warrants	-						-
Net loss for the quarter end March 31, 2020						10,172	10,172
Balance - March 31, 2021	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,811,121)	$(2,767,908)

Balance December 31, 2019	200,000	$200	26,446,236	$26,446	$29,789,473	$(32,685,425)	$(2,869,306)
Conversion of notes payable			432,129,278	431,729			431,729
Issuance of common for services			700,000	700			700
Cancellation of shares			(300,000)	(300)	300		-
Net loss for the quarter						(165,148)	(165,148)
Balance March 31,2020	200,000	$200	458,975,514	$458,575	$29,789,773	$(32,850,573)	$(2,602,025)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$10,172	$(165,148)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation - Property and equipment	12,486	12,486
Depreciation - Operating lease right-of-use assets	-	15,589
Change in derivative liability	(71,743)	332
Amortization - Intangible assets	16,999	332
Prepaid interest and deposits	-	30,590
Accounts payable and accrued expenses	(4,232)	31,473
Accrued interest	18,537	5,526
Net cash used in operating activities	(17,781)	(69,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	20,000	-
Proceeds from issuance of convertible promissory note, net	-	69,488
Repayment of unsecured loans
Net cash provided by financing activities	20,000	69,488
Net change in cash and cash equivalents	2,219	336
Cash and cash equivalents - beginning of period	8,548	4,794
Cash and cash equivalents - end of period	$10,767	$5,130
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activity:
Common stock issued for conversion of convertible notes	$	$431,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of March 31, 2021 and December 31, 2020, the Company had 2,500,000,000 shares of authorized common stock.

During the second quarter, 2014 the Company formed Leading Edge Fashions, LLC of which it controls 51%. Effective December 31, 2014, the Company’s Board of Directors determined it was in the best interest of the Company to discontinue the operations of Leading-Edge Fashions, LLC.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, and had no operations to date nor did it have assets or liabilities as of March 31, 2021 and December 31, 2020, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of March 31, 2021

Basis of Presentation: Unaudited Interim Financial Information

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K/A filed on October 12/2021, for the years ended December 31, 2020 and 2019.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $33,811,121 and $33,821,293 as of March 31, 2020, and December 31, 2020, respectively, which includes a net gain and net loss of $10,172 and $165,148 for the three months ended March 31, 2021, and 2020, respectively. In addition, as of March 31, 2021, and December 31, 2020, the Company had a working capital deficit of $3,030,978 and $3,070,635 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Authentic Heroes and ECO CHAIN 360, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our over 51% owned subsidiaries Authentic Heroes Inc. and ECO CHAIN 360, Inc., had no operations, assets, or liabilities as of March 31, 2021, and December 31, 2020. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	March 31, 2021	December 31, 2020
Raw Material	$13,631	$13,631
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	March 31,	December 31,
	2021	2020
Furniture and Equipment	$218,315	$218,315
Forklift	20,433	204,33
	238,748	238,748
Less accumulated depreciation	(88,141)	(75,655)
	$150,607	$163,093

Depreciation expense amounted to $12,486 for the three months ended March 31, 2021, and 2020, respectively.

On June 18, 2019, the Company acquired equipment from AH Originals, Inc. for an aggregate amount of $214,598.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2021 and 2020, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(35,633)	(18,636)
	$112,463	$129,460

Amortization expense amounted to $16,999 and $307 for the three months ended March 31, 2021 and 2020, respectively.

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2021, and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2011 through 2020.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the nine months ended March 31, 2021 and 2020, the Company incurred $0 and $0 for stock based compensation, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At March 31, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of March 31, 2021 and December 31, 2020, the Company had 1,253,239,584 shares of its $0.001 par value common stock issued and outstanding, respectively. In addition, as of March 31, 2021, and December 31, 2020, the Company had 147,819,000 shares of common stock issuable, respectively.

During the three months ended March 31, 2021, the Company no issuance of common shares occurred.

During the first quarter of 2021 the company convertible promissory notes Principal balance $596,863 and accrued interest of $37,336 issued a total of 431,729,278 shares of common stock.

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the three months ended March 31, 2021

Three Months Ended March 31, 2021

Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2years-5years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

The following table summarizes information relating to outstanding and exercisable stock warrants as of March 31, 2021:

Warrants Outstanding
	Weighted
	Average Remaining Contractual	Weighted Average Exercise	Warrants Exercisable Number of
Number of Shares	life (in years)	Price	Shares

1,150,363	2.20	$0.20	1,150,363

As of March 31, 2021 and December 31, 2020, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.01 on March 31, 2021 and $0.01 on December 31, 2020, respectively.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

The balances of unsecured notes as of March 31, 2021 and December 31, 2020 was $236,622 and $233,091, balances include accrued interest of $14,836 and 9,717 as of March 31,2021 and December 31, 2020 respectively.

Unsecured promissory notes are notes received from individual accredited investors from November 2014 to 2017 and interest accrued at 5% except for two notes amounting to $25,000 which is non-interest-bearing note.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $72,534 and $71,234 at March 31, 2021 and December 31, 2020.

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

The balance of this note, net of note plus accrued interest totals was $253,927 at March 31, 2021 and December 31, 2020.

Convertible Notes Payable

There was no conversion of notes during the first quarter ending March 31,2021. As of March 31, 2021, and December 31, 2020, the total balance of convertible notes plus accrued interest was $355,397 and $349,222 net of debt discount of $245,191

During the first quarter of 2020 a total of $709,362 convertible promissory notes was converted into 731,729,278 shares common stock. and $52,720, respectively.

Subscription Payable

As of March 31, 2021, and December 31, 2020, the subscription payable was $100,000 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months period there were no significant related party transactions except for accrual of interest due on convertible notes $14,060 and $7,270 for office expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

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

Potentially dilutive securities were comprised of the following:

	March 31,	December 31,
	2021	2020
Warrants	1,150,363	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	154,496,946	154,496,946
	158,347,309	158,347,309

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021, and through the date that these financials were made available, the Company had no significant subsequent events the affects our financial statements as of report date.

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

Results of Operations

The following table provides selected financial data about our company for the three months period ended March 30, 2021 and the year ended December 31, 2020.

	March 31,	December 31,
	2021	2020	Change	%
Cash and cash equivalents	$10,767	$8,548	$2,219	25.96%
Prepaid interest and deposits	$	$-	$-	-%
Inventories	$60,815	$60,815	$-	-%
Property and equipment	$150,607	$163,093	$(12,486)	(7.66)%
Intangible assets	$112,463	$129,462	$(16,999)	(13.13)%
Total Assets	$334,652	$361,918	$(27,266)	(7.53)%
Total Liabilities	$(3,102,560)	$(3,139,998)	$(37,438)	1.19%
Stockholders’ Deficit	$(2,839,651)	$(2,778,080)	$(61,571)	2.22%

The following summary of our results of operations, for the three months ended March 31, 2021, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending March 31, 2021, compared to three months ending March 31, 2020

	Three Months Ended
	March 31,
	2021	2020	Change	%
Revenue	$193	$(1,916)	$(1,723)	(89.93)%
Cost of Revenues	(1,050)	(3,005)	(1,955)	65.06%
Operating Expenses
Depreciation and Amortization	(29,485)	(28,407)	(1,078)	3.79%
General and administrative expenses	(12,689)	(99,846)	87,157	(87.29)%
Gain from extinguishment of debt
Other income/(expense)	53,203	(35,806)	89,009	248.59%
Net income/(loss)	$10,172	(165,148)	$175,320	(106.16)%

Net loss decreased by $175,320 compared to previous year’s first quarter of operations primarily due to reduction of compensation and office administrative cost $87,157 and Interest expenses on convertible notes $20,868 due to decrease in convertible notes as the result conversion to equity.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2021 and December 31, 2020, respectively.

Working Capital

	March 31, 2021	December 31, 2020	Change	%
Current Assets	$71,582	$69,3634	$2,219	3.20%
Current Liabilities	$3,102,560	3,139,998	(37,438)	1.19%
	$(3,030,978)	(3,070,635)	$(39,657)	(1.29)%

Our working capital deficit increased as of March 31,2021, compared to December 31, 2020 due mainly to the accrual of interest on various convertible and promissory during the first quarter.

Cash Flows

	Three Months Ended
	March 31,
	2021	2020	Change	%
Cash Flows used in Operating Activities	$(17,781)	$(69,152)	$(51,371)	(74.29)%
Cash Flows used in Investing Activities		$-	-
Cash Flows provided by Financing Activities	$20,000	69,488	(49,488)	(71.22)%
Net Change in Cash During Period	$2,219	336	1,883	560.42%

Cash Flow from Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $17,781 compared to $69,153 during the three months ended March 31, 2020.

The net cash used in operating activities of $17,781 for the three months ended March 31, 2021 was attributed to a net loss of $61,571 offset by depreciation and amortization $29,483, decrease in derivative liability of $71,743, decrease in accounts payable and accrued expenses of $4,232 and increase in accrued interest of $18,537.

The net cash used in operating activities of $69,152 for the three months ended March 31, 2020 was attributed to a net loss of $165,148 offset by depreciation and amortization $28,407, decrease in prepaid interest and increase 30,590 in accounts payable and accrued expenses of $31,473.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2021 and March 31, 2020.

Cash Flow from Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $20,000 compared to $69,488 during the three months ended March 31, 2020.

Net cash from financing activities for the three months period March 31, 2021, attributed to proceeds from advances from related party.

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

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2020, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: October 15, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: October 15, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

