Form 10-Q
period 2021-06-30
Global Fiber Technologies, Inc.
filed 2021-10-22
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30,2021

or

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

1,254,239,584 shares of common stock issued and outstanding as of September 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,716	$8,548
Prepaid interest and deposits	125	-
Inventories	60,815	60,815
Total Current Assets	62,656	69,363
Operating lease right-of-use assets	-	-
Property and equipment, net	138,121	163,093
Intangible assets	95,464	129,462
TOTAL ASSETS	$296,241	$361,918
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	219,161	299,732
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	243,402	232,808
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	361,573	349,222
Convertible notes and accrued interest - related party	75,568	71,534
Promissory note and accrued interest - related party	369,227	362,440
Derivative liabilities	462,324	620,149
Advances from related parties	264,819	114,655
Related party loans and accrued interest	257,529	253,927
Self-Liquidating Promissory Notes	153,750	150,000
Subscription payable	100,000	100,000
Operating lease liabilities	-	-
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,092,884	3,139,998
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 1,000,000,000 shares authorized, 1,254,239,584 and 1,253,239,584 shares issued and outstanding, 147,619,000 and 6,688,666 issuable as of June 30, 2021 and December 31, 2020, respectively	1,254,239	1,253,239
Additional paid-in capital	29,798,774	29,789,774
Accumulated deficit	(33,849,856)	(33,821,293)
Stockholders' deficit	(2,796,643)	(2,778,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296,241	$361,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2020

REVENUE	$-	$4,111	$193	$6,027
COST OF REVENUES	1,077	855	2,249	3,860
GROSS PROFIT (LOSS)	(1,077)	3,256	(2,056)	2,167
OPERATING EXPENSES
General and administrative	61,674	49,637	74,241	149,483
Depreciation and Amortization	29,485	28,407	58,970	56,814
Consulting fees share expense	-		-
Officer salaries and compensation	-		-
Stock based compensation	10,000	700	10,000	700
Gain from extinguishment of debt	-		-	.
Gain on extinguishment of debt - related party	-	-	-	-
Total Operating Expenses	101,159	78,744	143,211	206,997

LOSS FROM OPERATIONS	(102,236)	(75,488)	(145,267)	(204,830)

OTHER (INCOME) EXPENSE
(Income) Loss on change in fair value of derivative liabilities	(86,082)	-	(157,825)	-
Interest expense and financing costs	15,114	-	30,052	35,806
Interest expense - related parties	7,467	-	11,069
Total other (income) expense	(63,501)	-	(116,704)	35,806

NET LOSS	(38,735)	(75,488)	(28,563)	(240,636)

Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,253,739,584	996,739,513	1,253,569,254	561,901,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Six Months and Three Months Ended June 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	$(2,778,080)
Conversion of notes payable							-
Issuance of common for services							-
Cancellation of shares							-
Net income for the quarter						10,172	10,172
Balance March 31,2021	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,811,121)	$(2,767,908)
Issuance of shares for services			1,000,000	1,000	9,000		10,000
Net loss during the quarter						(38,735)	(38,735)
Balance June 30, 2021	200,000	$200	1,254,239,584	$1,254,239	$29,798,774	$(33,849,856)	$(2,796,643)

Balance December 31, 2019	200,000	$200	26,446,236	$26,446	$29,789,473	$(32,685,425)	$(2,869,306)
Conversion of notes payable			432,129,278	431,729			431,729
Issuance of common for services			700,000	700			700
Cancellation of shares			(300,000)	(300)	300		-
Net loss for the quarter						(165,148)	(165,148)
Balance March 31,2020	200,000	$200	458,975,514	$458,575	$29,789,773	$(32,850,573)	$(2,602,025)
Conversion of notes payable			794,664,070	794,664			794,664
Net loss during the quarter						(75,488)	(75,488)
Balance June 30, 2020	200,000	$200	1,253,639,584	$1,253,239	$29,789,773	$(32,926,061)	$(1,882,849)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,563)	$(240,636)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from extinguishment of debt
Depreciation - Property and equipment	24,972	24,972
Depreciation - Operating lease right-of-use assets	-	31,178
Amortization - Intangible assets	33,998	664
Expenses paid for directly by related party		27,487
Change in derivative liability	(157,825)
Stock issued for services	10,000
Changes in operating assets and liabilities:
Prepaid interest and deposits	(125)	53,672
Accounts payable and accrued expenses	(80,571)	35,818
Accrued interest	41,118	5,787
Net cash used in operating activities	(156,996)	(61,058)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	150,164
Proceeds from issuance of convertible promissory note, net	-	61,000
Net cash provided by financing activities	150,164	61,000
Net change in cash and cash equivalents	(6,832)	(58)
Cash and cash equivalents - beginning of period	8,548	4,794
Cash and cash equivalents - end of period	$1,716	$4,736
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock issued for conversion of convertible notes	$	$1,226,393
Debt discount from derivative liabilities	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN*

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of June 30, 2021 and December 31, 2020, the Company had 2,500,000,000 shares of authorized common stock.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of June 30, 2021 and December 31, 2020, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of June 30, 2021.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K/A filed on October 12, 2021, for the years ended December 31, 2020, and 2019.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $33,849,856 and $33,821,293 as June 30, 2021, and December 31, 2020, respectively, which include net losses of $28,563 and $240,636 for the six months ended June 30, 2021, and 2020, respectively. In addition, as of June 30, 2021, and December 31, 2020, the Company had a working capital deficit of $3,030,228 and $3,070,635, respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ECO CHAIN 360, Inc. which is 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1 ECO CHAIN 360, Inc., had no operations, assets or liabilities as of June 30, 2021, and December 31, 2020. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	June 30, 2021	December 31, 2020
Raw Material	$13,631	$13,631
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	June 30,	December 31,
	2021	2020
Furniture and Equipment	$218,315	$218,315
Forklift	20,433	20,433
	238,748	238,748
Less accumulated depreciation	(100,627)	(75,711)
	$138,121	$163,093

Depreciation expense amounted to $24,972 and $24,972 for the six months ended June 30, 2021 and 2020, respectively.

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

During the six months ended June 30, 2021 and 2020, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(52,632)	(18,632)
	$95,464	$129,464

Amortization expense amounted to $33,998 and 664 for the six months ended June 30, 2021, and 2020, respectively.

Prepaid interest and deposits

Prepaid interest and deposits consist of prepaid consulting fees, OTC market annual fees and license agreement. Prepaid interest is amortized over the life of the related liability.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 - Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

As of June 30, 2021, and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2015 through 2020.

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

For the six months ended June 30, 2021, and 2020, the Company incurred $10,000 and $700 for stock based compensation, respectively.

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

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1-Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2-Significant other observable inputs that can be corroborated by observable market data; and

Level 3-Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accrued compensation, accounts payable and other liabilities, accrued interest payable, and short-term portion of notes payable approximate fair value because of the short-term nature of these items.

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At June 30, 2021and December 31, 2020, the Company had no amounts in excess of the FDIC limit.

New Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

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

NOTE 3 - CAPITAL STOCK

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

Common Stock

As of June 30, 2021 and December 31, 2020, the Company had 1,254,239,584 and 1,253,239,584 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the six months ended June 30, 2021, the company issued 1,000,000 shares to consultant for services rendered for value of $10,000.

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the three months ended June 30, 2021

Six Months Ended June 30, 2021

Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2 years - 5 years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

Warrants exercisable for common shares as of June 30, 2021 and December 31, 2020 are 1,150,363 shares and weighted average exercise price of $0.29

As of June 30, 2021 and December 31, 2020, the intrinsic value warrants outstanding was $ 0.00 based on the closing market price of $0.001 on June 30, 2021 and $002 on December 31, 2020, respectively.

NOTE 4 - NOTES PAYABLE

Unsecured Notes Payable

The balances of unsecured notes as of June 30, 2021, and December 31, 2020, was $230,153 and $23,091, balances include accrued interest of $55,010 and 51,479 as of June 30, 2021 and December 31, 2020 respectively.

Unsecured promissory notes are notes received from individual accredited investors from November 2014 to 2017 and interest accrued at 5% except for two notes amounting to $25,000 which is non-interest-bearing note.

Convertible Notes Payable - related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $75,568 and $68,500 at June 30,2021 and December 31, 2020

Promissory Notes Payable - related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals were $257,529 at June 30, 2021.

Convertible Notes Payable

During the six months ended June 30, 2021 there’s no conversion of Notes payable. Outstanding balance of notes payable and accrued interest as of June 30, 2021 were $369,227 and $349,222 respectively.

During the first quarter of 2020 a total of $709,362 convertible promissory notes plus accrued interest of $37,336 was converted into 731,729,278 shares common stock. During the 2nd quarter of 2020 a total of $173,500 convertible promissory notes plus accrued interest of $16,142 was converted into 794,664,070 shares common stock.

Subscription Payable

As of June 30, 2021, and December 31, 2020, the subscription payable was $100,000 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months period net cash proceeds $150,164 was received from related party and the total for accrual of interest due on convertible notes $27,517.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - NET LOSS PER SHARE

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2021, and through the date that these financials were made available, the Company had no significant subsequent events that would affect the financial statements as of June 30, 2021.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Global Fiber Technologies, Inc. a Nevada corporation, and our wholly-owned subsidiaries Eco Chain 360, Inc. and Authentic Heroes, Inc., unless otherwise indicated.

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

On September 21st, of 2020, Authentic Heroes Inc. signed a license Yungblud and Bravado/Universal Music Group to will make authenticated replicas of “concert worn” jerseys utilizing its trade secrets and patent pending processes. Terms of the deal were deemed and implied confidential by the contract.

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

Our business plan also includes creating branded and authenticated replicas from the textile fibers of “event worn” apparel, formerly worn by celebrities within the music and sports industries. We have achieved this milestone and are in the process of creating commercial opportunities utilizing our process and trade secrets.

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

That said we have seen our business opportunities develop more slowly mostly as a result of supply chain shutdowns and the significant delays it has caused in bringing our products to market. We are in the process of re-developing our supply chain and hopefully should ameliorate our supply chain challenges in the very near future

On July 17, 2019 Authentic Heroes Inc., our majority owned subsidiary entered into a “merchandise license agreement” with IMG/Football Greats Alliance whereby Authentic Heroes will make authenticated replicas of “game worn” jerseys utilizing its trade secrets and patent pending processes. Terms of the deal were deemed and implied confidential by the contract.

On December 1st 2019, Authentic Heroes signed a license agreement with Universal Music Group/Bravado and the Hip Hop group “RUN DMC. Authentic Heroes is currently working with Bravado and RUN DMC to monetize the opportunity with both digital and physical opportunities. Terms of the deal were deemed and implied confidential by the contract.

On September 21st, of 2020, Authentic Heroes Inc. signed a license Yungblud and Bravado/Universal Music Group to will make authenticated replicas of “concert worn” jerseys utilizing its trade secrets and patent pending processes. Terms of the deal were deemed and implied confidential by the contract.

We are in late stage discussions for several licenses and also in the process of re-building and re-launching our e-commerce site within the 4th quarter

The company has also completed the coding of its “smart contract” on the Binance Block Chain.  The smart contract is to be used in conjunction with the sale of both physical and virtual items in order to create the authentication, provenance and immutability of the products it will be offering including event worn clothing under the taglines of “Made from The Original” and “Event Worn ReBorn”. It will also be the Smart Contract for the Company’s future offering of Non-Fungible Tokens (“NFTS”)

Our address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our corporate website is http://globalfibertechnologies.com

Results of Operations

The following table provides selected financial data about our company for the three months period ended June 30, 2021 and the year ended December 31, 2020.

	June 30,	December 31,
	2021	2020	Change	%
Cash and cash equivalents	$1,716	$8,548	$(6,832)	(79.93)%
Prepaid interest and deposits	$125	$-	$(125)	100%
Inventories	$60,815	$60,815	$-	-
Property and equipment	$138,121	$163,093	$(24,972)	(15.31)%
Intangible assets	$95,464	$129,462	$(33,998)	(26.26)%
Total Assets	$296,241	$361,918	$(65,677)	(18.15)%
Total Liabilities	$3,092,884	$3,139,998	$(47,114)	(1.50)%
Stockholders’ Deficit	$(2,796,643)	$(2,778,080)	$(18,563)	0.67%

The following summary of our results of operations, for the three and six months ended June 30, 2019, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Six months ending June 30, 2021, compared to six months ending June, 2020

	Six Months Ended
	June 30,
	2021	2020	Change	%
Revenue	$193	$6,027	$(5,834)	(96.80)%
Cost of Revenues	(2,249)	(3,860)	1,611	(41,74)%
Operating Expenses
Depreciation and Amortization	(58,970)	(56,814)	(2,156)	3.79%
General and administrative expenses	(74,241)	(149,483)	(75,242)	(50.33)%
Stock based compensation	(10,000)	(700)	(9,300)	(1,328.57)%
Gain from extinguishment of debt
Other expense	(116,704)	(35,806)	(152,510)	425.93%
Net loss	$(28,563)	(240,636)	$(212,073)	(88.13)%

For the six months ended June 30, 2021, we have revenues of $193 with a cost of $2,249, sales generated from the Company acquired AH Originals, Inc. We incurred $74,241 in general and administrative expenses, depreciation and amortization of $58,970, stock-based compensation of $10,000, and other income of $116,704, resulting in a net loss of $28,563.

For the six months ended June 30, 2020, we have revenues of $6,027 with a cost of $3,860, sales generated from the Company acquired AH Originals, Inc. We incurred $149,483 in general and administrative expenses, depreciation and amortization of $56,814, stock-based compensation of $700, and other expense of $35,806, resulting in a net loss of $240,636.

The decrease in net loss during six months ended June 30, 2021, compared to six months ended June 30, 2020 was mainly attributed to the decrease in general and administrative and interest expenses financing cost and offset by the change in value of the derivative liability.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30,2021 and December 31, 2020, respectively.

Working Capital

	June 30, 2021	December 31, 2020	Change	%
Current Assets	$62,656	$69,363	$(6,707)	(9.67)%
Current Liabilities	$(3,092,884)	$(3,139,998)	(47,114)	(1.50)%
Net working capital deficit	$(3,030,228)	(3,070,635)	$40,407	(1.32)%

Our working capital deficit decreased as of June 30,2021, as compared to December 31, 2020, due mainly to the decrease increase in convertible notes advances from related parties.

Cash Flows

	Six Months Ended
	June 30,
	2021	2020	Change	%
Cash Flows used in Operating Activities	$(156,996)	$(61,058)	$(95,938)	(157.13)%
Cash Flows used in Investing Activities	$-	-	-	-
Cash Flows provided by Financing Activities	$150,164	61,000	89,164	146.17%
Net Change in Cash During Period	$(6,832)	58	28,975

Cash Flow from Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $156,996 compared to $61,058 during the six months ended June 30, 2020.

The net cash used in operating activities for the six months ended June 30, 2021 was attributed by the total net loss of $186,388, decreased by depreciation and amortization $58,968, gain in change in derivative liability of $157,825, stock issued for services $10,000 and accrued interest $41,118 offset by increase of accounts payable and accrued expenses $80,572.

The net cash used in operating activities for the six months ended June 30, 2020 was attributed to a net loss of $240,636, decrease by depreciation and amortization $58,815, amortization of debt discount $27,486, prepaid interest deposits $53,672 and accounts payable and accrued expenses $35,818.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2021 and 2020

Cash Flow from Financing Activities

Net cash from financing activities was $150,164 for the six months ended June 30, 2021 attributable to proceeds from related party.

Net cash from financing activities was $61,000 for the six months ended June 30, 2020 attributable to proceeds from issuance of convertible notes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: October 22, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: October 22, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

