Form 10-Q
period 2021-09-30
Global Fiber Technologies, Inc.
filed 2021-11-15
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

or

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

1,254,239,584 shares of common stock issued and outstanding as of October 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$8,548
Prepaid interest and deposits	-	-
Inventories	60,815	60,815
Total Current Assets	60,815	69,363
Operating lease right-of-use assets	-	-
Property and equipment, net	124,902	163,093
Intangible assets	78,465	129,462
TOTAL ASSETS	$264,182	$361,918
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	272,492	299,732
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	243,402	232,808
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	487,313	349,222
Convertible notes and accrued interest - related party	75,568	71,534
Promissory note and accrued interest - related party	369,227	362,440
Derivative liabilities	1,667,699	620,149
Advances from related parties	262,773	114,655
Related party loans and accrued interest	257,529	253,927
Self-Liquidating Promissory Notes	153,750	150,000
Subscription payable	100,000	100,000
Operating lease liabilities	-	-
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	4,475,284	3,139,998
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,254,239,584 and 1,253,239 shares issued and outstanding, 147,619,000 and 6,688,666 issuable as of September 30, 2021 and December 31, 2020, respectively	1,254,239	1,253,239
Additional paid-in capital	29,798,774	29,789,774
Accumulated deficit	(35,264,315)	(33,821,293)
Stockholders' deficit	(4,211,102)	(2,778,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$264,182	$361,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2021	2020	2021	2020

REVENUE	$-	$380	$193	$6,407
COST OF REVENUES	750	2,874	2,999	6,734
GROSS PROFIT (LOSS)	(750)	(2,494)	(2,806)	(327)
OPERATING EXPENSES
General and administrative	52,381	57,805	126,622	207,288
Depreciation and Amortization	30,217	28,611	89,187	85,425
Stock based compensation	-		10,000	700
Total Operating Expenses	82,598	86,416	225,809	293,413

LOSS FROM OPERATIONS	(83,348)	(88,910)	(228,615)	(293,740)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	1,205,375	-	1,047,550	-
Interest expense and financing costs	125,736	-	155,788	35,806
Interest expense - related parties	-	-	11,069
Total other expense	1,331,111	-	1,214,407	35,806

NET LOSS	(1,414,459)	(88,910)	(1,443,022)	(329,546)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,253,739,584	979,648,126	1,253,569,254	561,901,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Nine Months and Three Months Ended September 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
SEPTEMBER 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	$(2,778,080)
Net income for the quarter						10,172	10,172
Balance March 31, 2021	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,811,121)	$(2,767,908)
Issuance of shares for services			1,000,000	1,000	9,000		10,000
Net loss during the quarter						(38,735)	(38,735)
Balance June 30, 2021	200,000	$200	1,254,239,584	$1,254,239	$29,798,774	$(33,849,856)	$(2,796,643)
Net loss during the quarter						(1,414,459)	(1,414,459)

BALANCE SEPTEMBER 30, 2021	200,000	$200	1,254,239,584	1,254,239	29,798,774	(35,264,315)	(4,211,102)

SEPTEMBER 30, 2020
Balance - December 31, 2019	200,000	$200	26,446,236	$26,446	$29,789,473	$(32,685,425)	$(2,869,306)
Conversion of notes payable			432,129,278	431,729			431,729
Issuance of common for services			700,000	700			700
Cancellation of shares			(300,000)	(300)	300		-
Net loss for the quarter						(165,148)	(165,148)
Balance March 31, 2020	200,000	200	458,975,514	458,575	29,789,773	(32,850,573)	(2,602,025)
Common stock issued for cash			794,664,070	794,664			794,664
Net loss during the quarter						(75,488)	(75,488)
Balance June 30, 2020	200,000	$200	1,253,639,584	$1,253,239	$29,789,773	$(32,926,061)	$(1,882,849)
Net loss during the quarter						(88,910)	(88,910)
BALANCE SEPTEMBER 30, 2020	200,000	$200	1,253,639,584	$1,253,239	$29,789,773	$(33,014,971)	$(1,971,759)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,443,022)	$(329,546)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on change in fair value of derivative liabilities	1,047,550	-
Depreciation - Property and equipment	38,191	37,458
Depreciation - Operating lease right-of-use assets	-	46,971
Amortization - Intangible assets	50,997	996
Expenses paid for directly by related party		27,486
Stock issued for services	10,000
Changes in operating assets and liabilities:
Prepaid interest and deposits	-	76,756
Accounts payable and accrued expenses	(27,240)	45,388
Accrued interest	166,858	892
Net cash used in operating activities	(156,666)	(93,599)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment
Acquisition of intangible assets
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	148,118
Proceeds from self liquidating Promissory notes	-	150,000
Proceeds from issuance of convertible promissory note, net	-	61,000
Net cash provided by financing activities	148,118	211,000
Net change in cash and cash equivalents	(8,548)	117,401
Cash and cash equivalents - beginning of period	8,548	4,794
Cash and cash equivalents - end of period	$-	$122,195
Non-Cash Investing and Financing Activity:
Common stock issued for conversion of convertible notes	$	$1,226,393
Common stock issued for settlement of a convertible note	$-	$649,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN*

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of September 30, 2021 and December 31, 2020, the Company had 2,500,000,000 shares of authorized common stock.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of September 30, 2021 and December 31, 2020, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of September 30, 2021.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $35,264,315 and $33,821,293 as September 30, 2021, and December 31, 2020, respectively, which include net losses of $1,443,022 and $329,546 for the nine months ended September 30, 2021, and 2020, respectively. In addition, as of September 30, 2021, and December 31, 2020, the Company had a working capital deficit of $4,414,472 and $3,070,635, respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ECO CHAIN 360, Inc. which is 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1 ECO CHAIN 360, Inc., had no operations, assets or liabilities as of September 30, 2021, and December 31, 2020. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On June 18, 2019, the Company acquired inventories from AH Originals, Inc. for an aggregate amount of $60,815.

	September 30, 2021	December 31, 2020
Raw Material	$13,631	$13,631
Finished Goods	47,184	47,184
	$60,815	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	September 30, 2021	December 31, 2020

Furniture and Equipment	$218,315	$218,315
Forklift	20,433	20,433
	238,748	238,748
Less accumulated depreciation	(113,846)	(63,169)
	$124,902	$163,093

Depreciation expense amounted to $38,191 and $37,458 for the nine months ended September 30, 2021 and 2020, respectively.

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

During the nine months ended September 30, 2021 and 2020, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(69,631)	(18,632)
	$78,465	$129,464

Amortization expense amounted to $33,998 and $37,458 for the nine months ended September 30, 2021, and 2020, respectively.

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

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

As of September 30, 2021, and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2015 through 2020.

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

For the nine months ended September 30, 2021, and 2020, the Company incurred $10,000 and $700 for stock-based compensation, respectively.

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

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1-Quoted market prices for identical assets or liabilities in active markets or observable inputs.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. On September 30, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC limit.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. The Company adopted this ASU beginning on January 1, 2019, and will utilize the modified retrospective transition approach, as prescribed within this ASU. The adoption of ASC 842 did not have a material effect on the Company’s financial statements.

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

Common Stock

As of September 30, 2021, and December 31, 2020, the Company had 1,254,239,584 and 1,253,239,584 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the nine months ended September 30, 2021, the company issued 1,000,000 shares to consultant for services rendered for value of $10,000.

During the nine months ended September 30,2020, the Company issued common shares as follows,

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

Warrants Exercisable to Common Shares

The following assumptions were used to determine the fair value for the warrants granted using a Black-Scholes-Merton pricing model during the nine months ended September 30, 2021

Nine Months Ended September 30, 2021

Fair value of common stock at measurement date	$0.20-$0.49
Expected term at issuance	2 years - 5 years
Expected average volatility	324%-631%
Expected dividend yield	-
Risk-free interest rate	2.33%-2.57%

Warrants exercisable for common shares as of September 30, 2021 and December 31, 2020 are 1,150,363 shares and weighted average exercise price of $0.004

As of September 30, 2021, and December 31, 2020, the intrinsic value warrants outstanding was $ 0.00 based on the closing market price of $0.0004 on September 30, 2021 and $0002 on December 31, 2020, respectively.

NOTE 4 - NOTES PAYABLE

Unsecured Notes Payable

The balances of unsecured notes as of September 30, 2021, and December 31, 2020, was $243,402 and $232,808, balances include accrued interest of $21,899 and 11,305 as of September 30, 2021, and December 31, 2020 respectively.

Unsecured promissory notes are notes received from individual accredited investors from November 2014 to 2017 and interest accrued at 5% except for two notes amounting to $25,000 which is non-interest-bearing note.

Convertible Notes Payable - related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $75,568 and $68,500 at September 30,2021 and December 31, 2020

Promissory Notes Payable - related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals was $369,227 as of September 30, 2021.

Convertible Notes Payable

During the Nine months ended September 30, 2021, there’s no conversion of Notes payable. Outstanding balance of notes payable and accrued interest as of September 30, 2021, were $487,313 and $349,222 respectively. The balances of these notes include $178,533 and $40,462 accrued interest as of September 30, 2021, and December 31, 2020.

During the first quarter of 2020 a total of $709,362 convertible promissory notes plus accrued interest of $37,336 was converted into 731,729,278 shares common stock. During the 2nd quarter of 2020 a total of $173,500 convertible promissory notes plus accrued interest of $16,142 was converted into 794,664,070 shares common stock.

Subscription Payable

As of September 30, 2021, and December 31, 2020, the subscription payable was $100,000 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months period net cash proceeds $148,118 was received from related party and the total for accrual of interest due on convertible notes related party $25,568.

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

Potentially dilutive securities were comprised of the following:

	September 30, 2021	December 31, 2020

Warrants	1,150,363	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	169,259,129	154,496,946
	173,109,492	158,347,309

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2021, and through the date that these financials were made available, the Company had no significant subsequent events that would affect the financial statements as of September 30, 2021.

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

The following table provides selected financial data about our company for the nine months period ended September 30, 2021 and the year ended December 31, 2020.

	September 30,	December 31,
	2021	2020	Change	%
Cash and cash equivalents	$-	$8,548	$(8,548)	(100)%
Inventories	$60,815	$60,815	$-	-
Property and equipment	$124,902	$163,093	$(38,191)	(23.42)%
Intangible assets	$78,465	$129,462	$(50,997)	(39.39)%
Total Assets	$264,182	$361,918	$(97,736)	(27.01)%
Total Liabilities	$4,475,287	$3,139,998	$1,335,289	42.53%
Stockholders’ Deficit	$(4,211,105)	$(2,678,080)	$(1,433,025)	51.58%

The following summary of our results of operations, for the three and nine months ended September 30, 2020, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Nine months ending September 30, 2021, compared to nine months ending September 30, 2020

	Nine Months Ended
	September 30,
	2021	2020	Change	%
Revenue	$193	$6,407	$(6,214)	(96.99)%
Cost of Revenues	(2,999)	(6,734)	1,611	(44.54)%
Operating Expenses
Depreciation and Amortization	(89,187)	(85,425)	(2,156)	4.40%
General and administrative expenses	(126,622)	(207,288)	(75,242)	(38.91)%
Stock based compensation	(10,000)	(700)	(9,300)	(1,329)%
Gain from extinguishment of debt
Other expense	(1,214,407)	(35,806)	(1,178,601)	3,292%
Net loss	$(1,443,022)	(329,546)	$(1,113,476)	(337.88)%

For the nine months ended September 30, 2021, we have revenues of $193 with a cost of $2,999, sales generated from the Company acquired AH Originals, Inc. We incurred $126,622 in general and administrative expenses, depreciation and amortization of $89,187, stock-based compensation of $10,000, and net other expenses of $402,661, resulting in a net loss of $631,276.

For the nine months ended September 30, 2020, we have revenues of $6,047 with a cost of $6,734, sales generated from the Company acquired AH Originals, Inc. We incurred $207,288 in general and administrative expenses, depreciation and amortization of $85,425, stock-based compensation of $700, and other expense of $1,214,407, resulting in a net loss of $1,433,022.

The increase in net loss during nine months ended September 30, 2021, compared to nine months ended September 30, 2020 was mainly attributed to the change in value of the derivative liability offset by decrease in general and administrative and interest expenses financing cost and offset

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30,2021 and December 31, 2020, respectively.

Working Capital

	September 30, 2021	December 31, 2020	Change	%
Current Assets	$60,815	$69,363	$(8,548)	(12.32)%
Current Liabilities	$(4,475,284)	$(3,139,998)	(1,335,286)	(42.53)%
Net working capital deficit	$(4,414,469)	(3,070,635)	$(1,343,834)	(43.76)%

Our working capital deficit increased as of September 30,2021, as compared to December 31, 2020, due mainly to the decrease increase in derivative liabilities related to convertible notes.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020	Change	%
Cash Flows used in Operating Activities	$(156,666)	$(93,599)	$(63,067)	67.38%
Cash Flows used in Investing Activities	$-	-	-	-
Cash Flows provided by Financing Activities	$148,118	211,000	(62,882)	(29.80)%
Net Change in Cash During Period	$(8,548)	117,401	(125,949)	(107.28)%

Cash Flow from Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $156,666 compared to $93,599 during the six months ended September 30, 2020.

The net cash used in operating activities for the nine months ended September 30, 2021 was attributed by the total net loss of $631,276, decreased by depreciation and amortization $89,187, loss in change in derivative liability of $235,804, stock issued for services $10,000 and accrued interest $166,858 offset by increase of accounts payable and accrued expenses $27,237.

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

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2021 and 2020

Cash Flow from Financing Activities

Net cash from financing activities was $148,118 for the nine months ended September 30, 2021 attributable to proceeds from related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	Certificate of Designations, Rights and Preferences of the Class C Preferred Stock	8-K	10.5	August 10, 2010
3.3	Certificate of Amendment filed by Global Fashion Technologies, Inc. with the Secretary of the State of Nevada on August 6, 2014	8-K	5.1	August 7, 2014
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of the State of Nevada on August 6, 2014	8-K	5.2	August 7, 2014
3.5	Certificate of Amendment filed with the Secretary of the State of Nevada on January 10, 2017	8-K	5.1	January 23, 2017
3.6	Certificate of Amendment filed with the Secretary of the State of Nevada on April 18, 2019.	8-K	5.1	May 7, 2019
3.7	By-Laws adopted February 14, 2017	8-K		February 22, 2017
(10)	Material Contracts
10.1	May 28, 2019 Asset Purchase Agreement between the Company and AH Originals, Inc.	8-K	10.1	May 29, 2019
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Global Fiber Technologies, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101***	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________

* Filed herewith.

** Furnished herewith

*** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: November 15, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

