Form 10-Q/A
period 2021-09-30
Global Fiber Technologies, Inc.
filed 2021-11-19
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1,254,239,584 shares of common stock issued and outstanding as of October 31, 2021

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to the Global Fiber Technologies, Inc., quarterly report on Form 10–Q for the period ended September 30th, 2021, filed with the Securities and Exchange Commission on November 15th  2021 (the “Form 10–Q”), is solely to add the XBRL “Tagging”  to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$8,548
Prepaid interest and deposits	-	-
Inventories	60,815	60,815
Total Current Assets	60,815	69,363
Operating lease right-of-use assets	-	-
Property and equipment, net	124,902	163,093
Intangible assets	78,465	129,462
TOTAL ASSETS	$264,182	$361,918
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	272,492	299,732
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	243,402	232,808
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	487,313	349,222
Convertible notes and accrued interest - related party	75,568	71,534
Promissory note and accrued interest - related party	369,227	362,440
Derivative liabilities	1,667,699	620,149
Advances from related parties	262,773	114,655
Related party loans and accrued interest	257,529	253,927
Self-Liquidating Promissory Notes	153,750	150,000
Subscription payable	100,000	100,000
Operating lease liabilities	-	-
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	4,475,284	3,139,998
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,254,239,584 and 1,253,239,584 shares issued and outstanding, 147,619,000 and 6,688,666 issuable as of September 30, 2021 and December 31, 2020, respectively	1,254,239	1,253,239
Additional paid-in capital	29,798,774	29,789,774
Accumulated deficit	(35,264,315)	(33,821,293)
Stockholders' deficit	(4,211,102)	(2,778,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$264,182	$361,918

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	Certificate of Designations, Rights and Preferences of the Class C Preferred Stock	8-K	10.5	August 10, 2010
3.3	Certificate of Amendment filed by Global Fashion Technologies, Inc. with the Secretary of the State of Nevada on August 6, 2014	8-K	5.1	August 7, 2014
3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of the State of Nevada on August 6, 2014	8-K	5.2	August 7, 2014
3.5	Certificate of Amendment filed with the Secretary of the State of Nevada on January 10, 2017	8-K	5.1	January 23, 2017
3.6	Certificate of Amendment filed with the Secretary of the State of Nevada on April 18, 2019.	8-K	5.1	May 7, 2019
3.7	By-Laws adopted February 14, 2017	8-K		February 22, 2017
(10)	Material Contracts
10.1	May 28, 2019 Asset Purchase Agreement between the Company and AH Originals, Inc.	8-K	10.1	May 29, 2019
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Global Fiber Technologies, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: November 18, 2021	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: November 18, 2021	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

