Form 10-K
period 2021-12-31
Global Fiber Technologies, Inc.
filed 2022-04-15
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2021 was $2,889,321 based on a $0.002 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed annual report (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,454,435,322 common shares as of February 28, 2022

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

We have used the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements. These forward-looking statement are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

∙	General economic and industry conditions;
∙	Out history of losses, deficits and negative operating cash flows;
∙	Our limited operating history;
∙	Industry competition;
∙	Environmental and governmental regulation;
∙	Protection and defense of our intellectual property rights;
∙	Reliance on, and the ability to attract, key personnel;
∙	Other factors including those discussed in “Risk Factors” in this annual report on Form 10-K and our incorporated documents.

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

In this annual report on Form 10-K, the terms “Global Fiber Technologies, Inc.” “Company,” “we,” “us” and “our” refer to Global Fiber Technologies, Inc. and its subsidiaries.

General Overview

Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.”. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

The Company created a new subsidiary, Fiber Chain, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of Fiber Chain, Inc. Fiber Chain, Inc. has had no operations to date nor did it have assets or liabilities as of December 31, 2020 and 2019, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of December 31, 2019.

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

Global Fiber Technologies, Inc. comprises three separate operating subsidiaries which are driving fiber industry innovation through technologies related to fiber rejuvenation, authentication and distribution. The Company’s business plan is to operate a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Item 2. Properties

Our principal business and corporate address is 50 Division Street Suite 501Somerset NJ 08876; our telephone number is (973) 390-0072. Our facilities are leased on a month-to-month basis at a price of $5,280 per month.

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

On March 15, 2022 , the shareholders’ list showed 165 registered shareholders with 1,454,435,322 common stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common shares for payment of services and 195,970,738 shares to convert the principal amount of  $ 205,777 of convertible notes principal and interest. These issuances were exempt under Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2020, the Company issued 700,000 shares of common shares for payment of services valued at $4,550 and 1,217,812 shares to convert a total of $139,643 convertible notes principal and interest. These issuances were exempt under Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2021 and 2020

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences 4include but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Current Business

The Company’s business plan is to operate three separate subsidiaries. Authentic Heroes is a company with proprietary know how and patented technology that is currently operating in the memorabilia industry. It has licenses with Universal Music Group artists RUN DMC, YUNGBLUD and is in discussions with several other music artists. Ecotek360 is a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets and is still in the development stage but running testing in the joint venture with Fiber Conversion Inc a joint development partner in Broadalbin NY. Fiber Chain, Inc is still in the development stage and its business plan is to operate as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. All three subsidiaries will rely substantially on our patents, proprietary know how and trade secrets to compete within the industries they exist in.

Plan of Operations and Cash Requirements

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2021, which are included herein.

	December 31, 2021	December 31, 2020	Change	%
Cash and cash equivalents	$-	$8,548	$(8,548)	-100.00%
Prepaid interest and deposits	$-	$-	$-	-%
Inventories	$-	$60,815	$60,815	(100)%
Operating lease right-of-use assets	$-	$-	$-	-%
Property and equipment	$112,416	$163,093	$(50,677)	(31.07)%
Intangible assets	$61,466	$129,462	$(67,996)	(52.52)%
Total Assets	$173,882	$361,918	$(188,036)	(51.96)%
Total Liabilities	$3,853,272	$3,139,998	$713,274	22.72%
Stockholders’ Deficit	$(3,679,390)	$(2,778,080)	$(901,310)	32.44%

The following summary of our results of operations, for the year ended December 31, 2021, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year ended
	December 31,
	2021	2020	Change	%
Revenue	$5,854	$3,994	$1,860	46.57%
Cost of Revenue	(63,814)	(26,858)	(36,956)	137.60%
Operating Expenses
General and administrative expenses	(154,737)	(223,826)	69,139	-32.05%
Depreciation and amortization	(118,673)	(114,910)	(3,763)	3.27%
Consulting fees share expense	(10,000)	-	(10,000)	100%
Officer salaries and compensation		-
Stock based compensation		(700)	700	(100%)
Other expense	(1,059,867)	(769,868)	(289,999)	(37.67%)
Net loss	$(1,401,237)	$(1,132,218)	$(269,019)	(23.76%)

For the year ended December 31, 2021, and December 31, 2020, we recognized revenue of $5,854 and $3,994, respectively.

Our cost of revenue for the year ended December 31, 2021, are the cost of the entire inventory, which were sold on a fire sale during the year.

For the year ended December 31, 2021, we incurred $154,737 in general and administrative expenses, $118,673 Depreciation and Amortization, $10,000 in consulting fees, resulted in in a net operating loss  of $341,370 from operations. Other expenses include $841,322 derivative valuation loss, $195,687 financing cost and $22,858 interest expense on related parties notes payable.

For the year ended December 31, 2020, we incurred $223,876 in general and administrative expenses, $114,910 depreciation and amortization , $4,550 in consulting fees, resulted in net operating loss of $366,200. Other expenses include $588,839 derivative valuation loss, $90,546 financing cost, $90,283 interest on the related parties notes payable resulting in a net loss of $1,135,868.

The increase in net loss during the year ended December 31, 2021, compared to the year ended December 31, 2020 was mainly attributed to increase of loss on change in fair value of derivative liabilities by $252,483 and increase in financing cost by $105,141.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2021 and December 31, 2020, respectively.

Working Capital

	December 31, 2021	December 31, 2020	Change	%
Current Assets	$-	$69,363	$(69,363)	-100.00%
Current Liabilities	$3,853,272	$3,139,998	$713,274	22.72%
Working Capital (deficit)	$(3,183,915)	$(3,070,635)	$(782,637)	25.49%

Cash Flows

	Year ended
	December 31,
	2021	2020	Change
Cash Flows used in Operating Activities	$(174,309)	$(12,102)	$(162,207)
Cash Flows used in Investing Activities	$-	$(78,173)	78,173
Cash Flows provided by Financing Activities	$165,761	$94,029	71,732
Net Change in Cash During Period	$(8,548)	$3,754	$(12,302)

Our working capital deficit increased as of December 31, 2021, as compared to December 31, 2020, due to the decrease in our total assets, mainly Inventories $60,815 and cash $8,548.

Cash Flow from Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $174,309 compared to $12,102 during the year ended December 31, 2020.

The net cash used in operating activities for the year ended December 31, 2021, was mainly attributed to a net loss of $1,401,237, decrease by gain in valuation of derivative liabilities $186,508, gain from extinguishment of convertible notes $251,871 and net changes in operating assets and liabilities of $89,755.

The net cash used in operating activities for the year ended December 31, 2020, was mainly attributed to a net loss of $1,135,868 increased by loss in valuation of derivative liabilities 588,839, gain from extinguishment of derivative liabilities due to conversion $125,845 and net changes in operating assets and liabilities of $194,172.

Cash Flow from Investing Activities

During the year ended December 31, 2021, the company had no cash used or provided in investing activities.

During the year ended December 31, 2020, net cash used in investing activities was $78,173 from the acquisition of license for right of use of $75,000 and acquisition of intangible assets of $3,173.

Cash Flow from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $165,761 compared to $94,029 during the year ended December 31, 2020.

Net cash from financing activities attributed to proceeds from advances from related parties of $165,76 for the year ended December 31, 2021

Net cash from financing activities was $141,000 for the year ended December 31, 2020, attributed to proceeds from issuance of self-liquidating promissory notes of $150,000, offset by repayment of related party notes payable $9,000, and payment of operating lease liabilities of $46.971.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $35,222,530 and $33,821,293 as of December 31, 2021, and December 31, 2020, respectively, which include net losses of 1,401,237 and $1,135,868 for the years ended December 31, 2021, and 2020, respectively. In addition, as of December 31, 2021, and 2020, the Company had a working capital deficit of $3,853,272 and $3,139,998 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared, and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as included in this Annual Report, for disclosures regarding the Company’s critical accounting policies and estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of common stock and options issued as stock-based compensation.

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

There were no long-term operating lease contracts for the year ended December 31, 2021, and 2020 that require to access (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2021, and 2020, the Company incurred $ 10,000 and $4,550 for stock based compensation, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Global Fiber Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Fiber Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two-years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ

April 15, 2022

(PCAOB ID:6285)

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Balance Sheets

For the Year Ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$-	$8,548
Prepaid interest and deposits	-	-
Inventories	-	60,815
Total Current Assets		69,363
Property and equipment, net	112,416	163,093
Intangible assets	61,466	129,462
TOTAL ASSETS	$173,882	$361,918
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	2,455
Accounts payable and accrued liabilities	274,851	299,732
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	250,464	232,808
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	429,416	349,222
Convertible notes and accrued interest - related party	78,568	71,534
Promissory note and accrued interest - related party	376,014	362,440
Derivative liabilities	1,058,528	620,149
Advances from related parties	280,416	114,655
Related party loans and accrued interest	259,529	253,927
Self Liquidating Promissory Notes	157,500	150,000
Subscription payable	100,000	100,000
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,853,272	3,139,998
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,450,210,322 and 1,253,239,584 shares issued and outstanding, 147,819,000 and 147,819,000 issuable as of December 31, 2021 and 2020, respectively	1,450,210	1,253,239
Additional paid-in capital	30,092,730	29,789,774
Accumulated deficit	(35,222,530)	(33,821,293)
Stockholders' deficit	(3,679,390)	(2,778,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$173,882	$361,918

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Operations

For the Year Ended December 31, 2021 and 2020

	2021	2020

REVENUE	$5,854	$3,994
COST OF REVENUES	63,814	26,858
GROSS PROFIT (LOSS)	(57,960)	(22,864)
OPERATING EXPENSES
General and administrative	154,737	223,876
Depreciation and Amortization	118,673	114,910
Consulting fees share expense	10,000	4,550
Total Operating Expenses	283,410	343,336

LOSS FROM OPERATIONS	(341,370)	(366,200)

OTHER EXPENSE
Loss on change in fair value of derivative liabilities	841,322	588,839
Interest expense and financing costs	195,687	90,546
Interest expense - related parties	22,858	90,283
Total other expense	1,059,867	769,668

NET LOSS	(1,401,237)	(1,135,868)

Net loss per share	$(0.0011)	$(0.0020)

Weighted average common shares outstanding	1,300,075,808	561,901,598

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2021 and 2020

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2019	200,000	$200	35,027,402	$35,028	$29,780,891	$(32,685,425)	$(2,869,306)
Conversion of notes payable			1,217,812,182	1,217,811	4,733		1,222,544
Isssuance of common for services			700,000	700	3,850		4,550
Cancellation of shares			(300,000)	(300)	300		-
Net Loss						(1,135,868)	(1,135,868)
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	(2,778,080)

Conversion of notes payable			195,970,738	195,971	293,956		489,927
Isssuance of common for services			1,000,000	1,000	9,000		10,000
Net loss						(1,401,237)	(1,401,237)
Balance December 31, 2021	200,000	$200	1,450,210,322	$1,450,210	$30,092,730	$(35,222,530)	$(3,679,390)

The accompanying notes are an integral part of these consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,401,237)	$(1,135,868)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss (Gain) on change in fair value of derivative liabilities	186,508	588,839
Extinguishment of derivative liabilities due to conversion	251,871	125,845
Depreciation - Property and equipment	50,677	49,944
Depreciation - Operating lease right-of-use assets	-	63,638
Amortization - Intangible assets	67,996	1,778
Stock issued for services	9,000	4,550
Stock issues for conversion of notes payables	571,121
Amortization of debt discount		70,374
Changes in operating assets and liabilities:
Bank Indebtedness	2,455
Expense paid for subsidiary	-	(9,903)
Inventory	60,815
Prepaid interest and deposits	-	96,214
Accounts payable and accrued expenses	(24,881)	83,489
Accrued interest	51,366	48,998
Net cash used in operating activities	(174,309)	(12,102)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license for right to use	-	(75,000)
Acquisition of intangible assets	-	(3,173)
Net cash used in investing activities	-	(78,173)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	165,761
Proceeds from Self liquidating Promissory Notes	-	150,000
Repayment of promissory note- related party		(9,000)
Payment of operating lease liabilities	-	(46,971)
Net cash provided by financing activities	165,761	94,029
Net change in cash and cash equivalents	(8,548)	3,754
Cash and cash equivalents - beginning of period	8,548	4,794
Cash and cash equivalents - end of period	$-	$8,548

Non-Cash Investing and Financing Activity:

Debt discount from Derviative libilities	-	$369,664

Shares issued for convetible notes settlement	$490,927	$1,222,544

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of December 31, 2021, and December 31, 2020, the Company had 2,500,000,000 shares of authorized common stock.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $35,222,530 and $33,821,293 as of December 31, 2021, and December 31, 2020, respectively, which include net losses of $1,401,237 and $1,135,868 for the years ended December 31, 2021, and 2020, respectively. In addition, as of December 31, 2021, and December 31, 2020, the Company had a working capital deficit of $3,853,272 and $3,070,635 respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and Fiber Chain, Inc. which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC and Fiber Chain, Inc., had no operations, assets or liabilities as of December 31, 2021, and 2020. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

On December 31, 2021, the Company had no acquired inventories.

	December 31, 2021	December 31, 2020
Raw Material	$-	$13,631
Finished Goods	-	47,184
	$-	$60,815

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	December 31,	December 31,
	2021	2020
Furniture and Equipment	$216,398	$216,398
Forklift	20,433	20,433
	236,831	236,681
Less accumulated depreciation	(124,415)	(73,738)
	$112,416	$163,093

Depreciation expense amounted to $50,677 and $49,944 for the year ended December 31, 2021, and 2020, respectively.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2021, and 2020, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks and website) in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(86,630)	(18,634)
	$61,466	$129,462

Amortization expense amounted to $67,996 and $64,966 for the year ended December 31, 2021, and 2020, respectively.

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption,. The Company currently do not have any operating lease over 1 year term the to require accessing (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized using a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not that such deferred tax asset will be unable to be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2020, and 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2021, and 2020, the Company incurred $10,000 and $76,268 for stock-based compensation, respectively.

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

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The following table summarizes fair value measurements by level at December 31, 2021, and 2020, measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,667,700	$1,667,700

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$620,149	$620,149

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions that are insured by the FDIC. At December 31, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC limit.

COVID-19

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company had adopted this standard and determine there is no material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

The Company has designated a “Class B Convertible Preferred Stock” (the “Class B Preferred”). The number of authorized shares totals 1,000,000 and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of shares of Class B Preferred shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Common Stock of the Company. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at the rate of 8% per annum and are accrued daily. The Class B Preferred Stock shall be redeemed by the Corporation for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any and all accrued but unpaid dividends.

Common Stock

As of December 31, 2021, and 2020, the Company had 1,450,210,322 and 1,253,239,584 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued common shares as follows,

•	During the year ended December 31, 2021, the company issued 1,000,000 shares to consultant for services rendered for value of $10,000.
During the year ended December 31, 2021, the company issued a total of 195,970,738 shares for settlement of convertible notes and accrued interest of $205,777.

During the year ended December 31, 2020, the Company issued common shares as follows,

•	The company convertible promissory notes Principal balance $596,863 and accrued interest of $37,336 was converted to equity and issued a total of 431,729,278 shares of common stock.

•

The company issued a total of 794,664,070 shares of common stock to settle convertible promissory notes with Principal balance $173,500 and accrued interest of $16,142 was converted to equity. As a result of this conversion a total of $649,742 derivative liabilities was settled.

Warrants Exercisable to Common Shares

The below table summarizes the activity of warrants exercisable for common shares during the year ended December 31, 2021 and the year ended December 31, 2020:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2019	1,150,363	$0.30
Granted
Exercised	(102,689)	-
Forfeited	-	-
Balance as of December 31, 2020	935,436	$0.30
Granted	-
Exercised	-	-
Forfeited	-	-
Balance as of December 31, 2021	935,436	$0.30

The following table summarizes information relating to outstanding and exercisable stock warrants as of December 31, 2021:

Warrants Outstanding
	Weighted Average
	Remaining Contractual	Weighted Average
Number of Shares	life (in years)	Exercise Price
935,436	3.68	$0.30

As of December 31, 2021 and December 31, 2020, the intrinsic value warrants outstanding was $0 and $0 based on the closing market price of $0.002 on December 31, 2021 and $0.002 on December 31, 2020, respectively.

Stock Options

During the year ended December 31, 2017, the Company granted 2,650,000 options to consultants, employees and management. One hundred thousand of those options had an exercise price of $.0001, and 250,000 options at an exercise price of $0.01 vested immediately and were valued at the fair value of the Company’s stock at the measurement date less the exercise price. The value of the options was $151,490 and recorded as stock-based compensation. The other 2,300,000 of options vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options for the year ended December 31, 2017 was $433,870. During the year ended December 31, 2019, the expiry terms of 875,000 options granted during the year ended December 31, 2017 were extended for two years, resulting in fair value adjustment of $46,513 recorded under stock based compensation expense.

During the year ended December 31, 2019, the Company granted 50,000 options to consultants with an exercise price of $0.50 vested immediately and the fair value of these options were calculated using the Black-Scholes-Merton model. The stock compensation expense related to these options was $37,061.

There were no stock options issuance during the years ended December 31, 2021 and 2020.

 NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. During the year ended December 31, 2019, the Company made $15,000 repayment. The initial extension fee was amortized ratably over the extension period of 180 days. The note and accrued interest were $221,503 and $28,961 as of December 31, 2021 and December 31, 2020. The note is currently in default.

Convertible Notes Payable

As of December 31, 2021 and 2020 convertible notes outstanding $ 501,856 and $ 349,922 respectively.

	December 31 2021	2020
Principal balances	$334,500	$308,460
Discount		-
Accrued Interest	94,916	41,462
	$429,416	$349,922

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$620,149
Reduction of derivative liabilities from convertible notes to shares of common stock	(284,150)
Net Loss (gain) on change in fair value of the derivative	719,529
Balance - December 31, 2021	$1,058,528

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
$275,277

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, net cash proceeds of $165,761 were received from related parties for operating expenses. There were no advances from related party in the year ended December 31, 2020.

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

Related Party Loans

During 2016, the Company received loans from the CEO and a member of the board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals in the amount of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017, and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017.

Balances of all loans due to related parties as of December 31, 2021:

	Principal	Accrued Interest	Total
Promissory note - related party (net of $175,936 discount)	$271,214	$104,800	$376,014
Convertible notes – Related party	50,000	28,568	78,568
Related Party Loans	208,150	51,379	259,529
Total Related Parties Loans	529,364	184,747	$714,111

Balances of all loans due to related parties as of December 31, 2020:

	Principal	Accrued Interest	Total
Promissory note - related party (net of $175,936 discount)	$271,214	$91,226	$362,440
Convertible notes	50,000	21,534	71,534
Related Party Loans	208,150	45,777	253,927
Total Related Parties Loans	529,364	158,537	$687,901

NOTE 8- LEASES

The Company’s right-of-use assets under operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of December 31, 2021.

The company currently do not have any long-term operating lease. Our operating lease expenses of $506 and $15,385 for the year ended December 31, 2021 and 2020 respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2021, and 2020, are as follows:

	December 31,	December 31,
	2021	2020
Net operating loss carryforward	$30,514,150	$29,845,293
Effective tax rate	21%	21%
Deferred tax asset	6,386,972	6,267,512
Less: Valuation allowance	(6,386,972)	(6,267,512)
Net deferred asset	$-	$-

As of December 31, 2021, the Company had approximately $30.5 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2013 through 2020 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

 As of the date of this filing, the Company is a party to three pending litigation matters. The Company does not believe it has any liability nor has it accrued any liability as of December 31, 2021 and 2020 for the following:

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. GFTX does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff. A judgment of eviction was entered, but GFTX does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction. The plaintiff is also seeking unpaid rent in the amount of $26,595.

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

Potentially dilutive securities were comprised of the following:

	December 31	December 31,
	2021	2020
Warrants	1,150,363	935,436
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	106,911,847	590,374,884
	110,762,210	594,010,320

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, and through the date that these financials were made available, the Company had the following subsequent events:

On February 2022 the company issued 4,225,000 common stock shares valued at $15,221 at current market price to settle some of its convertible notes.

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

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2021, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing an audit committee member in the future.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christopher H. Giordano	President and Director	66	August 4, 2010
Paul Serbiak	CEO, Treasurer and Director	64	February 26, 2015
Scott Todd	Director	64	January 23, 2017

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

On December 30, 2016 we entered into an employment agreement with Paul Serbiak, our CEO and Treasurer, wherein Mr. Serbiak will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, the base salary for Mr. Serbiak shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Serbiak’s contract provides for a minimum annual bonus of thirty-percent (30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to three-hundred-percent (300%) of his base salary. As a signing bonus, Mr. Serbiak received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, Mr. Serbiak’s contract provides for up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

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

Nomination Process

As of December 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Christopher Giordano	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer and Director	2020	Nil	Nil	NIL	Nil	Nil	Nil	Nil	Nil
Paul Serbiak	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO and Secretary	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Scott Todd	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

The Company has yet to formally adopt an equity compensation plan. However, stock options were granted during the fiscal year ended December 31, 2021.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2021, there were no options exercised by our named officers.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, Christopher H. Giordano, Paul Serbiak and Scott Todd.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$35,000	$40,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$40,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	By-laws	SB-2	3.2	November 29, 2005
3.3	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
3.4	By-Laws of Eco Tek 360, Inc. adopted February 14, 2017	8-K		February 22, 2017
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	EcoTek 360, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: April 15, 2022	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 15, 2022	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2022	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 15, 2022	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2022	/s/ Scott Todd
Scott Todd
Director

