Form 10-Q
period 2022-03-31
Global Fiber Technologies, Inc.
filed 2022-05-23
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2022

or

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

1,465,849,017 shares of common stock issued and outstanding as of March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(UnAudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,479	$-
Total Current Assets	6,479	-
Property and equipment, net	99,930	112,416
Intangible assets	44,467	61,466
TOTAL ASSETS	$150,876	$173,882
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft		2,455
Accounts payable and accrued liabilities	237,141	274,852
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	253,995	250,464
Convertible notes and accrued interest - net of debt discount of $0 and $52,720, respectively	363,123	429,416
Convertible notes and accrued interest - related party	81,568	78,568
Promissory note and accrued interest - related party	467,415	376,014
Derivative liabilities	488,520	1,058,528
Advances from related parties	321,511	280,416
Related party loans and accrued interest	260,529	259,529
Self Liquidating Promissory Notes	157,500	157,500
Subscription payable	100,000	100,000
Current liabilities from discontinued operations	84,281	84,281
Total Current Liabilities	3,316,833	3,853,273
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,465,849,017 and 1,450,210,322 shares issued and outstanding.	1,465,848	1,450,210
Additional paid-in capital	30,199,498	30,092,729
Accumulated deficit	(34,831,503)	(35,222,530)
Stockholders' deficit	(3,165,957)	(3,679,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150,876	$173,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended
	March 31, 2022	March 31, 2021

REVENUE	$-	$193
COST OF REVENUES	-	1,050
GROSS PROFIT (LOSS)	-	(857)
OPERATING EXPENSES
General and administrative	22,200	12,689
Depreciation and Amortization	29,485	29,485
Professional and Legal Fees	32,250	-
Total Operating Expenses	83,935	42,174

LOSS FROM OPERATIONS	(83,935)	(43,031)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liabilities	570,008	71,743
Gain from extinguishment of debt	15,856	-
Interest expense and financing costs	(15,501)	(14,938)
Interest expense - related parties	(95,401)	(3,602)
Total other expense	474,962	53,203

NET INCOME (LOSS)	391,027	10,172

Net loss per share	$0.0003	$0.0001

Weighted average common shares outstanding	1,452,110,332	127,063,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,721,293)	(2,678,080)

Net income						10,172	10,172
Balance March 31, 2021	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,711,121)	$(2,667,908)

Balance December 31, 2021	200,000	200	1,450,210,322	1,450,210	30,092,729	(35,222,530)	(3,679,391)
Conversion of notes payable			15,638,695	15,638	46,769		62,407
Stock warrants issued for cash					60,000		60,000
Net income						391,027	391,027
Balance March 31, 2022	200,000	$200	1,465,849,017	$1,465,848	$30,199,498	$(34,831,503)	$(3,165,957)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$391,027	$10,172
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	(570,008)	(71,743)
Gain on settlement of Notes payable	(15,856)
Depreciation - Property and equipment	12,486	12,486
Amortization - Intangible assets	16,999	16,999
Changes in operating assets and liabilities:
Bank Indebtedness	(2,455)
Expense paid for subsidiary	-	-
Inventory	-
Prepaid interest and deposits	-	-
Accounts payable and accrued expenses	(37,711)	(4,232)
Accrued interest	110,902	18,537
Net cash used in operating activities	$(94,616)	$(17,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	41,095	20,000
Proceeds from stock warrants	60,000	-
Net cash provided by financing activities	101,095	20,000

Net change in cash and cash equivalents	6,479	2,219
Cash and cash equivalents - beginning of period	-	8,548
Cash and cash equivalents - end of period	$6,479	$10,767

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convetible notes settlement	$78,263	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN*

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of March 31, 2022 and December 31, 2021, the Company had 2,500,000,000 shares of authorized common stock.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of March 31, 2022 and December 31, 2021, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of March 31, 2022.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K/A filed on April 15, 2022, for the years ended December 31, 2021, and 2020.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $34,831,503 and $35,222,530 as March 31, 2022, and December 31, 2021, respectively. In addition, as of March 31, 2022, and December 31, 2021, the Company had a working capital deficit of $3,310,354 and $3,853,273, respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

Going Concern

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ECO CHAIN 360, Inc. which is 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1 ECO CHAIN 360, Inc., had no operations, assets or liabilities as of March 31, 2022 and December 31, 2021. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. There were no inventories as of March 31, 2022 and December 31, 2021

 Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	March 31, 2022	December 31, 2021

Furniture and Equipment	$216,398	$216,398
Forklift	20,433	20,433
	239,831	2,366,818
Less accumulated depreciation	(136,901)	(124,415)
	$99,930	$112,416

Depreciation expense amounted to $29,485 and $12,486 for the three months ended March 31, 2022 and 2021, respectively.

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

During the three months ended March 31, 2022 and 2021, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021

Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(103,629)	(86,630)
	$44,467	$61,466

Amortization expense amounted to $29,425 and $307  for the three months ended March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022, and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. On March 31,2022 and December 31, 2021, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of March 31, 2022, and December 31, 2021, the Company had 1,465,849,017 and 1,450,210,322 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the three months ended March 31, 2022, the company issued 15,638,695 shares to convert notes payable valued at $78,265 including accrued interest.

During the three months ended March 31, 2021, the Company no issuance of common shares occurred

Warrants exercisable for common shares as of March 31, 2022 and December 31, 2021 are 1,465,849,017 and 1,450,210,322 shares and weighted average exercise price of $0.0035

As of March 31, 2022, and December 31, 2021, the intrinsic value warrants outstanding was $ 0.00 based on the closing market price of $0.0035 on March 31, 2022, and $0050 on December 31, 2021, respectively.

NOTE 4 - NOTES PAYABLE

Unsecured Notes Payable

The balances of unsecured notes as of March 31,2022 and December 31, 2021, was $253,995 and $250,464, balances include accrued interest of $32,492 and 28,961as of March 31, 2022 and December 31, 2021.Unsecured promissory notes are notes received from individual accredited investors from November 2014 to 2017 and interest accrued at 5% except for two notes amounting to $25,000 which is non-interest-bearing note.

Convertible Notes Payable - related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $81,568 and $78,568 at March 31,2022 and December 31, 2021. Accrued interest included in the balances was $31,568 and $28,568 for March 31, 2022, and December 31, 2021 respectively.

Promissory Notes Payable - related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $211,123 plus accrued interest totals was $379,447 and $376,014 as of March 31, 2022 and December 31, 2021 respectively.

Convertible Notes Payable

During the three months ended March 32, 2022, the company converted a total $ 78,265 convertible notes into 15,638,695 common shares with market value of $62,409. Outstanding balance of notes payable and accrued interest was $363,123 as of March 31, 2022, includes accrued interest of $112,130  as of March 31, 2022

There was no conversion of notes during the first quarter ending March 31,2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months period net cash proceeds $41,095 was received from related party, proceeds used for various operating expenses.

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

Potentially dilutive securities were comprised of the following:

	March 31, 2022	December 31, 2021

Warrants	11,000,000	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	106,911,847	154,496,946
	173,109,492	158,347,309

NOTE 8 - SUBSEQUENT EVENTS

On May 2, 2022, Authentic Heroes, Inc. (“Authentic Heroes”), a wholly owned subsidiary of Global Fiber Technologies, Inc., (the “Company”), entered into a License Agreement (the “License Agreement”) with the Company’s Chief Executive Officer and Director, Paul Serbiak (“Serbiak”).

Pursuant to the License Agreement, Serbiak agreed to provide Authentic Heroes with an exclusive license to use certain of Serbiak’s intellectual property rights, including Patent No. US 10,781,539 B2 entitled “AUTHENTICATABLE ARTICLES, FABRIC AND METHOD OF MANUFACTURE” and of the invention therein described, for products in the sports and music memorabilia business.

In exchange for such license, Authentic Heroes agreed to (i) pay Serbiak $100 within ten business days of License Agreement and a fee of $10,000 on or before January 1, 2023, (ii) pay Serbiak royalties of 1% of the revenue generated from the sale of the products amounting to at least $3,000,000 in revenue at year three of the License Agreement and another 1% of the revenue generated from the sale of the products amounting to at least $10,000,000 in revenue at year five (5) of the License Agreement. If Authentic Heroes fails to achieve at least $3,000,000 in revenue at year three or $10,000,000 in revenue at year five from this date of the License Agreement, then the exclusive license shall be a non-exclusive license.

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

We are in late stage discussions for several licenses and also in the process of re-building and re-launching our e-commerce site within the quarter

Our address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our corporate website is http://globalfibertechnologies.com

The company has also completed the coding of three  separate smart contracts based on the Ethereum Blockchain  The smart contracts ERC 721, 721a and ERC 1155 are to be used in conjunction with the sale of both physical and virtual items in order to create the authentication, provenance and immutability of the products it will be offering including event worn clothing under the taglines of “Made from The Original” and “Event Worn ReBorn”. It will also be the Smart Contract for the Company’s future offering of Non-Fungible Tokens (“NFTS”)

Results of Operations

The following table provides selected financial data about our company for the three months period ended March 31, 2022 and the year ended December 31, 2021.

	March	December
	31,2022	31,2021	Change	%
Cash and cash equivalents	$6,479	$-	$6,479	100%
Inventories	$-	$-	$-	-
Property and equipment	$99,930	$112,416	$(12,486)	(11.11)%
Intangible assets	$44,467	$61,466	$(16,999)	(27.66)%
Total Assets	$150,876	$173,882	$(23,006)	(27.77)%
Total Liabilities	$3,316,833	$3,853,272	$(536,440)	(13.92)%
Stockholders’ Deficit	$(3,165,957)	$(2,678,080)	$(107,164)	(13.95)%

The following summary of our results of operations, for the three months ended March 31, 2022, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Comparative three months period ending March 31, 2022 and 2021for revenues and operating expenses.

	Three Months Ended March 31,
	2022	2021	Change	%
Revenue	$-	$193	$(193)	(100)%
Cost of Revenues	-	(1,050)	1,050	(100)%
Operating Expenses
Depreciation and Amortization	(29,485)	(29,485)	-	-
General and administrative expenses	(22,200)	(12,689)	(9,511)	(74.95)%
Professional Fees and Consulting	(32,250)	-	(32,500)	(100)%
Gain from extinguishment of debt	15,856	-	15,856	100%
Gain from derivative valuation	570,008	71,743	(3,602)	694.51%
Interest and Financing Cost	(22,934)	(14,938)	$(212,073)	(88.13)%
Other expenses	-	(3,602)	(3,602)	(100)%
Net Income (loss)	391,027	10,172	380,855	(3,744.15)%

For the three months ended March 31, 2022, we have no revenues and in 2021 revenue was minimal this is primarily due to company refocusing its operations toward the new business with Authentic Heroes and NFTS. Our operating expense for the three months ended March 31, 2022, compared to March 31, 2021, have increase by $41,761 or 99%. This is primarily due to various Professional and consulting fees incurred during the three months period amounting to approximately $32,250. We did not incur such fees in the previous year.

Other Income consist of derivative valuation gain of $570,008 and $71,743 for the three months period ending March 31, 2022, and 2021 respectively. We also recognized gain from extinguishing of convertible notes as a result of conversion to common stock.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2022 and December 31, 2021, respectively.

Working Capital

	March 31 2022	December 31, 2021	Change	%
Current Assets	$6,479	$-	$(6,479)	100%
Current Liabilities	$(3,316,833)	$(3,853,273)	(536,440)	(13.92)%
Net working capital deficit	$(3,310,354)	(3,853,273)	$542,919	(14.09)%

Our working capital deficit decreased as of March 31,2022, as compared to December 31, 2021, due mainly to the decrease in the valuation of derivative liabilities.

Cash Flows

	Three Months Ended
	March 31,
	2022	2021	Change	%
Cash Flows used in Operating Activities	$(94,616)	$(17,781)	$(76,835)	(432)%
Cash Flows used in Investing Activities	$-	-	-	-
Cash Flows provided by Financing Activities	$101,095	20,000	81,095)	(405)%
Net Change in Cash During Period	$6,479	10,767	4,288	(40)%

Cash Flow from Operating Activities

During the three months ended March 31, 2022

The net cash used in operating activities for the three months ended March 31, 2022 of $94,616 was attributed by the total net income of $391,027, increased by Accounts payable and accrued expenses $37,711, increased accrued interest expenses $22,294, offset by gain in change in derivative liability of $570,008.

The net cash used in operating activities of $17,781 for the three months ended March 31, 2021 was attributed to a income of $10,17 offset by depreciation and amortization $29,483, decrease in derivative liability of $71,743, decrease in accounts payable and accrued expenses of $4,232 and increase in accrued interest of $18,537.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2022 and 2021.

Cash Flow from Financing Activities

Net cash from financing activities was $101,095 for the three months March 31, 2022. Due to $60,000 proceeds received from accredited investors for purchase of warrants to purchase common stocks and $41,095 from related parties. Previous period $20,000 proceeds received from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2021 and 2020, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, the Company is a party to three pending litigation matters.

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. This litigation was initiated by the plaintiff in order to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. the company does not operate out of the premises in question and has never signed any leases or other documents with the plaintiff. A judgment of eviction was entered, but The company does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction. The plaintiff is also seeking unpaid rent in the amount of $26,595.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: May 23, 2022	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: May 23, 2022	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

