Form 10-Q
period 2022-06-30
Global Fiber Technologies, Inc.
filed 2022-08-22
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2022

or

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

1,505,431,849 shares of common stock issued and outstanding as of July 15, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL FIBER TECHNOLOGIES, INC.

(formerly ECO TEK 360, INC. and subsidiaries)

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$25,622	$-
Prepaid interest and deposits	-	-
Advances	325,000	-
Total Current Assets	350,622	-
Property and equipment, net	91,466	112,416
Intangible assets	27,468	61,466
TOTAL ASSETS	$469,556	$173,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft		2,455
Accounts payable and accrued liabilities	237,141	274,852
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	257,527	250,464
Convertible notes and accrued interest - net of debt discount of $24,000 and $52,720, respectively.	784,193	429,416
Convertible notes and accrued interest - related party	84,568	78,568
Promissory note and accrued interest - related party	470,848	376,014
Derivative liabilities	579,774	1,058,528
Advances from related parties	398,136	280,416
Related party loans and accrued interest	261,529	259,529
Self Liquidating Promissory Notes	161,250	157,500
Subscription payable	-	100,000
Current liabilities from discontinued operations	-	84,281
Total Current Liabilities	3,736,216	3,853,273
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,505,431,849 and 1,450,210,322 shares issued and outstanding.	1,505,431	1,450,210
Additional paid-in capital	30,259,915	30,092,729
Accumulated deficit	(35,032,206)	(35,222,530)
Stockholders' deficit	(3,266,660)	(3,679,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$469,556	$173,882

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES INC.

(formerly ECO TEK 360, INC. and subsidiaries)

Condensed Consolidated Statement of Operations

For the six and three moths ended June 30, 2022 and 2021

(Unaudited)

	For 3 months months ended		For 6 months months ended
	June 30, 2022	July 30, 2021	June 30, 2022	June 30, 2021

REVENUE	$-	$-	$-	$193
COST OF REVENUES	-	1,077	-	2,249
GROSS PROFIT (LOSS)	-	(1,077)	-	(2,056)
OPERATING EXPENSES
General and administrative	30,081	61,674	52,281	74,241
Depreciation and Amortization	29,485	29,485	58,970	58,970
Professional and Legal Fees	19,099	-	51,349	-
Officer salaries and compensation	-	10,000	-	-
Stock based compensation	-	-	-	10,000
Gain on extinguishment of debt - related party				-
Total Operating Expenses	78,665	101,159	162,600	143,211

LOSS FROM OPERATIONS	(78,665)	(102,236)	(162,600)	(145,267)

OTHER INCOME (EXPENSE)
(Income) Loss on change in fair value of derivative liabilities	(91,254)	86,082	478,754	(157,825)
Gain from extinguishment of debt	-	-	15,856	-
Interest expense and financing costs	(19,601)	(15,114)	(35,102)	30,052
Interest expense - related parties	(7,433)	(7,467)	(102,834)	11,069
Other expense-Funding Fees	(3,750)		(3,750)
Total other expense	(122,038)	63,501	352,924	(116,704)

NET INCOME (LOSS)	(200,703)	(38,735)	190,324	(28,563)

Net loss per share	$(0.0001)	$(0.0000)	$0.0001	$(0.0000)

Weighted average common shares outstanding	1,505,431,849	1,253,739,584	1,505,431,849	1,253,569,254

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(formerly ECO TEK 360, INC. and subsidiaries)

Condensed Consolidated Statement of Stockholders' Deficit

June 30, 2022 and 2021

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	(2,778,080)
Cancellation of Shares						10,172	10,172
Balance March 31, 2021	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,811,121)	$(2,767,908)
Issuance of shares for services			1,000,000	1,000	9,000		10,000
Net loss during the quarter						(38,735)	(38,735)
Balance June 30, 2021	200,000	$200	1,254,239,584	$1,254,239	$29,798,774	$(33,849,856)	$(2,796,643)

Balance December 31, 2021	200,000	200	1,450,210,322	1,450,210	30,092,729	(35,222,530)	(3,679,391)
Conversion of notes payable			15,638,695	15,638	46,769		62,407
Stock warrants issued for cash					60,000		60,000
Net income (loss)						391,027	391,027
Balance March 31, 2022	200,000	$200	1,465,849,017	$1,465,848	$30,199,498	$(34,831,503)	$(3,165,957)
Issuance of shares for conversion of notes			39,582,832	39,583	60,417		100,000
Stock warrants issued for cash							-
Net income (loss)						(200,703)	(200,703)
Balance June 30, 2022	200,000	$200	1,505,431,849	$1,505,431	$30,259,915	$(35,032,206)	$(3,266,660)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(formerly ECO TEK 360, INC. and subsidiaries)

Condensed Consolidated Statements of Cash flows

For the three months ended June 30, 2022 and 2021

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$190,324	$(28,563)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	(478,754)	(157,825)
Conversion of notes payable to equity	7,186
Depreciation - Property and equipment	24,972	24,972
Amortization - Intangible assets	33,998	33,998
Stocks Issued for Services	-	10,000
Changes in operating assets and liabilities:
Bank Indebtedness	(2,455)
Expense paid for subsidiary	-	-
Advances	(325,000)
Prepaid interest and deposits	-	(125)
Accounts payable and accrued expenses	(37,711)	(80,571)
Accrued interest	113,647	41,118
Net cash used in operating activities	$(473,793)	$(156,996)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from related party	-	-
Acquisition of equipment	(4,022)	-
Net cash used in investing activities	(4,022)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	33,439	150,164
Proceeds from stock warrants	60,000	-
Proceeds from issuance of common stock	55,221
Net proceeds from convertible notes	354,777
Net cash provided by financing activities	503,437	150,164

Net change in cash and cash equivalents	25,622	(6,832)
Cash and cash equivalents - beginning of period	-	8,548
Cash and cash equivalents - end of period	$25,622	$1,716

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convetible notes settlement	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of June 30, 2022 and December 31, 2021, the Company had 2,500,000,000 shares of authorized common stock.

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

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations during the six months period ending June 30, 2022.

On January 27, 2022, Authentic Heroes, Inc. entered a joint venture with Maestro entertainment Corp. (“Maestro) and form a joint venture enterprise with a business name “Apogee Music and Entertainment”. The venture business purpose will be to manufacture, distribute, market and sell sound recordings solely in the form of long-playing vinyl music records through traditional brick and mortar retail locations in and throughout the United States of America, by means of direct-to-consumer retail sales initiated through a range of media platforms broadcasting in and directed to consumers. Both authentic Heroes and Maestro are to contribute $350,000 each as capital for the venture.

On March 29, 2022 Authentic Heroes, Inc entered into joint venture agreement with InvenTel.tv LLC to enter into association of mutual benefit and agree to jointly invest and set up a joint venture enterprise for the purpose of music creation and distribution of genre based music and music by individual artists utilizing the Maestro entertainment catalogue. The term of the venture will begin March 29, 2022 for the period of 10 years or upon mutually agreeing to terminate or sell the joint venture company with repayment of all debts then owed. In connection with this joint venture, the Company advanced InvenTel tv. LLC $325,000 as an  advances to purchase raw materials for reproducing Vinyl records for music rights obtained by Authentic heroes.

On April 18, 2022, Authentic Heroes Inc. entered into a joint venture agreement with N.S.UC. Entertainment Group, LLC and created a Limited Liability Corporation Above the Beats Entertainment dba ATB Entertainment, under the operating agreement to engage in various activities in the industry of the music including but not limited to live concerts, podcasts, Non-Fungible Tokens, physical memorabilia utilizing patent protected manufacturing processes, and the licensing of talent within the music industry. Authentic Heroes will hold 70% interest in the Joint venture. As of June 30, 2022, there are significant activities with the Joint Venture.

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

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $35,032,206 and $35,222,530 as June 30, 2022, and December 31, 2021, respectively. In addition, as of June 30, 2022, and December 31, 2021, the Company had a working capital deficit of $3,385,594 and $3,853,273, respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ECO CHAIN 360, Inc. which is 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1 ECO CHAIN 360, Inc., had no operations, assets or liabilities as of June 30, 2022, and December 31, 2021. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Advances

Advances made to the parties in a Joint Venture as part of company’s initial investment. Advances as of June 30, 2022, and December 31, 2021, $325,000 and 0 respectively.  Advances as of June 30, 2022, will be utilized to purchase raw materials for reproducing Vinyl records for music rights obtained by Authentic heroes.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	June 30, 2022	December 31, 2021

Furniture and Equipment	$220,420	$216,398
Forklift	20,433	20,433
	239,831	2,366,818
Less accumulated depreciation	(149,387)	(124,415)
	$91,466	$112,416

Depreciation expense amounted to $58,970 and $58,970 for the six months ended June 30, 2022 and 2021, respectively.

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

During the six months ended June 30, 2022, and 2021, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021

Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(120,628)	(86,630)
	$27,468	$61,466

Amortization expense amounted to $33,998 and $307  for the three months ended June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022, and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. On June 30, 2022, and December 31, 2021, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of June 30, 2022, and December 31, 2021, the Company had 1,505,431,849 and 1,450,210,322 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the six months ended June 30, 2022, the company issued 39,582,832 shares to convert notes payable valued at $354,777 including accrued interest.

During the six months ended June 30, 2021, the Company issued 1,000,000 shares of common stocks for services rendered valued at $10,000.

NOTE 4 - NOTES PAYABLE

Unsecured Notes Payable

The balances of unsecured notes as of June 30, 2022 and December 31, 2021, was $257,995 and $274,852, balances include accrued interest of $36,024 and 28,961as of June 30, 2022 and December 31, 2021.Unsecured promissory notes are notes received from individual accredited investors from November 2014 to 2017 and interest accrued at 5% except for two notes amounting to $25,000 which is non-interest-bearing note.

Convertible Notes Payable - related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $84,568 and $78,568 at June 30,2022 and December 31, 2021. Accrued interest included in the balances was $34,568,568 and $28,568 for June 30, 2022, and December 31, 2021 respectively.

Promissory Notes Payable - related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount of $175,936 plus accrued interest totals was $382,880 and $376,014 as of June 30, 2022, and December 31, 2021 respectively.

Convertible Notes Payable

During the six months ended June 30, 2022, the company converted a total $ 162,407 convertible notes into 15,638,695 common shares with market value of $62,409. Outstanding balance of notes payable and accrued interest was $363,123 as of June 30, 2022, includes accrued interest of $112,130 as of June 30, 2022.

There was no conversion of notes during the first quarter ending June 30, 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months period ending June 30, 2022, and 2021 net cash proceeds $33,439 and 150,164 respectively, was received from related party, proceeds used for various operating expenses.

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

Potentially dilutive securities were comprised of the following:

	June 30, 2022	December 31, 2021

Warrants	11,000,000	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	198,854,201	154,496,946
	212,554,201	158,347,309

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company borrowed an additional $270,000 in convertible promissory notes.

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

General Overview

Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005, under the name “Premier Publishing Group, Inc.”. Originally formed as a publishing company, our company ceased publishing operations in or around 2007.

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

On April 18, 2022, Authentic Heroes Inc. entered into a joint venture agreement with N.S.UC. Entertainment Group, LLC and created a Limited Liability Corporation Above the Beats Entertainment dba ATB Entertainment, under the operating agreement to engage in various activities in the industry of the music including but not limited to live concerts, podcasts, Non-Fungible Tokens, physical memorabilia utilizing patent protected manufacturing processes, and the licensing of talent within the music industry. Authentic Heroes will hold 70% interest in the Joint venture. As of June 30, 2022, there are significant activities with the Joint Venture.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

We are currently in the development stage. Our business plan includes creating branded and authenticated replicas from the textile fibers of “event worn” apparel, formerly worn by celebrities within the music and sports industries. We have achieved this milestone and are in the process of creating commercial opportunities utilizing our process and trade secrets.

We are also in the process of printing Vinyl Records from a catalogue of 17,000 Master Recordings in Joint Venture with Maestro Entertainment. We have bought the raw materials necessary to create vinyl records and we are in the process of seeking out purchase orders for a music compilation that has been completed and ready to distribute into both brick-and-mortar retail stores as well as selling directly from our e-commerce site.

 In addition, we anticipate in the future when finances allow to operate a fiber rejuvenation facility. the plans are to  offer branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets. We will achieve this by utilizing a patented and proprietary process for rejuvenating textile waste into high quality fabrics and apparel.

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

Results of Operations

The following summary of our results of operations, for the six months ended June 30, 2022, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Comparative six months period ending June 30, 2022 and 2021 for revenues and operating expenses.

	2022	2021	Change	%
Revenue	$-	$193	$193	-100%
Cost of Revenue	-	(2,249)	2,249	-100%
Operating Expenses
General and administrative	(52,281)	(74,241)	21,960	-29.58%
Depreciation and amortization	(58,970)	(58,970)	-	0.00%
Professional Fees	(51,349)	-	(51,349)	-100%
Stock based compensation		(10,000)	10,000	100%
Gain from extinguishment of debt	15,856	-	15,856	-100%
Loss (gain) on derivative valuation	478,754	157,825	320,929	203.34%
Interest and Financing cost	(35,102)	(41,121)	6,019	-14.64%
Interest expense related parties	(102,834)	-	(102,834)	-100%
Other expense	(3,750)	-	(3,750)	-100%
Net Income (Loss)	190,324	(28,563)

For the six months ended June 30, 2022, we have no revenues and in 2021 revenue was minimal this is primarily due to company refocusing its operations toward the new business with Authentic Heroes and NFTS. Our operating expense for the six months ended June 30, 2022, compared to 2021, have increase by $19,389 or 14%. This is primarily due to various Professional and consulting fees incurred during the six months period amounting to approximately $51,349. We did not incur such fees in the previous year.

Other Income consist of derivative valuation gain of $478,754 and $157,825 for the six months period ending June 30, 2022, and 2021 respectively. We also recognized gain from extinguishing of convertible notes because of conversion to common stock.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2022 and December 31, 2021, respectively.

Working Capital

	June 30 2022	December 31, 2021	Change	%
Current Assets	$350,622	$-	$(6,479)	100%
Current Liabilities	$(3,736,216)	$(3,853,273)	(117,057)	(13.92)%
Net working capital deficit	$(3,385,594)	(3,853,273)	$467,679	(12.14)%

Our working capital deficit decreased as of June 30, 2022, as compared to December 31, 2021, due mainly to the decrease in the valuation of derivative liabilities.

Cash Flows

	Six Months Ended
	June 30,
	2022	2021	Change	%
Cash Flows used in Operating Activities	$(473,793)	$(156,996)	$(316,797)	(201)%
Cash Flows used in Investing Activities	$-	-	-	-
Cash Flows provided by Financing Activities	$503,437	150,164	(353,273)	(235)%
Net Change in Cash During Period	$25,622	(6,832)	(6,832)	(475)%

Cash Flow from Operating Activities

During the six months ended June 30, 2022

The net cash used in operating activities for the six months ended June 30, 2022 of $473,793 was attributed by the total net income of $190,324, offset by gain in change in derivative liability of $478,754 and decrease by increase in Advances $325,000.

Cash Flow from Investing Activities

The Company use $4,022 to purchased office equipment in June 2022 and did not use any funds for investing activities during the six months ended June 30, 2021.

Cash Flow from Financing Activities

Net cash from financing activities was $503,437 for the six months ended June 30, 2022. Due to proceeds from convertible notes $354,777, Proceeds received from accredited investors for purchase of warrants to purchase common stocks $60,000 and proceeds of $33,439 from related parties. Previous year ending June 30, 2021 period $20,000 proceeds received from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: August 19, 2022	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: August 19, 2022	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

