Form 10-Q
period 2022-09-30
Global Fiber Technologies, Inc.
filed 2022-11-21
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2022

or

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

11,534,320,739 shares of common stock issued and outstanding as of October 31, 2022

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Balance Sheets

 As of September 30, 2022 and December 31, 2021

(UnAudited)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$1,000	$-
Prepaid interest and deposits	-	-
Advances	625,000	-
Total Current Assets	626,000	-
Property and equipment, net of depreciation	79,323	112,416
Intangible assets	18,805	61,466
TOTAL ASSETS	$724,128	$173,882
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	2,330	2,455
Accounts payable and accrued liabilities	237,141	274,852
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	261,058	250,464
Convertible notes and accrued interest - net of debt discount of $92,000 and $117,694 respectively.	1,223,055	429,416
Convertible notes and accrued interest - related party	87,568	78,568
Promissory note and accrued interest - related party	474,281	376,014
Derivative liabilities	579,774	1,058,528
Advances from related parties	387,636	280,416
Related party loans and accrued interest	262,529	259,529
Self Liquidating Promissory Notes	163,125	157,500
Subscription payable	-	100,000
Current liabilities from discontinued operations	-	84,281
Total Current Liabilities	4,179,747	3,853,273
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,534,320,739 and 1,450,210,322 shares issued and outstanding.	1,534,320	1,450,210
Additional paid-in capital	30,291,026	30,092,729
Accumulated deficit	(35,281,165)	(35,222,530)
Stockholders' deficit	(3,455,619)	(3,679,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$724,128	$173,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Operations

For the nine and six months ended September 30, 2022 and 2021

(Unaudited)

	For 3 months months ended		For 9 months months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUE	$-	$-	$-	$193
COST OF REVENUES	-	750	-	2,999
GROSS PROFIT (LOSS)	-	(750)	-	(2,806)
OPERATING EXPENSES
General and administrative	116,978	52,381	169,259	126,622
Depreciation and Amortization	20,806	30,217	79,776	89,187
Professional and Legal Fees	36,475		87,824
Officer salaries and compensation	-		-
Stock based compensation	-		-	10,000
Research and Development			-
Total Operating Expenses	174,259	82,598	336,859	225,809

LOSS FROM OPERATIONS	(174,259)	(83,348)	(336,859)	(228,615)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	-	1,205,375	478,754	1,047,550
Gain from extinguishment of debt	-		15,856
Interest expense and financing costs	(64,267)	125,736	(99,369)	155,788
Interest expense - related parties	(7,433)		(110,267)	11,069
Other expense-Funding Fees	(3,000)		(6,750)
Total other expense	(74,700)	1,331,111	278,224	1,214,407

NET INCOME (LOSS)	(248,959)	(1,414,459)	(58,635)	(1,443,022)

Net loss per share	$(0.0002)	$(0.0011)	$(0.0000)	$(0.0012)

Weighted average common shares outstanding	1,511,910,607	1,253,739,584	1,534,320,739	1,253,569,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Consolidated Statements of Stockholders’ Deficit

For the Nine and Six Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	(2,778,080)
Cacellation of Shares						10,172	10,172
Balance March 31, 2021	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,811,121)	$(2,767,908)
Issuance of shares for services			1,000,000	1,000	9,000		10,000
Net loss during the quarter						(38,735)	(38,735)
Balance June 30, 2021	200,000	$200	1,254,239,584	$1,254,239	$29,798,774	$(33,849,856)	$(2,796,643)
Net loss during the quarter						(1,414,459)	(1,414,459)
Balance September 30, 2021	200,000	$200	1,254,239,584	$1,254,239	$29,798,774	$(35,264,315)	$(4,211,102)

Balance December 31, 2021	200,000	200	1,450,210,322	1,450,210	30,092,729	(35,222,530)	(3,679,391)
Conversion of notes payable			15,638,695	15,638	46,769		62,407
Stock warrants issued for cash					60,000		60,000
Net income (loss)						391,027	391,027
Balance March 31, 2022	200,000	$200	1,465,849,017	$1,465,848	$30,199,498	$(34,831,503)	$(3,165,957)
Isusance of shares for conversion of notes			39,582,832	39,583	60,417		100,000
Stock warrants issued for cash							-
Net income (loss)						(200,703)	(200,703)
Balance June 30, 2022	200,000	$200	1,505,431,849	$1,505,431	$30,259,915	$(35,032,206)	$(3,266,660)
Issuance of common stock			28,888,890	28,889	31,111		60,000
Stock warrants issued for cash							-
Net income (loss)						(248,959)	(248,959)
Balance September 30, 2022	200,000	$200	1,534,320,739	$1,534,320	$30,291,026	$(35,281,165)	$(3,455,619)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Fiber Technologies, Inc.

(formerly ECO TEK 360, INC. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

September 30, 2022 and 2021

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(58,635)	$(1,443,022)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	(478,754)	1,047,550
Conversion of notes payable to equity	60,180
Depreciation - Property and equipment	37,115	38,191
Amortization - Intangible assets	42,661	50,997
Stocks Issued for Services	-	10,000
Changes in operating assets and liabilities:	-
Bank Indebtedness	(125)
Expense paid for subsidiary	-	-
Advacnes to joint venture	(625,000)
Prepaid interest and deposits	-	-
Accounts payable and accrued expenses	(37,711)	(27,240)
Accrued interest	126,486	166,858
Net cash used in operating activities	$(933,783)	$(156,666)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from related party	-	-
Acquisition of equipment	(4,022)	-
Net cash used in investing activities	(4,022)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	22,939	148,118
Proceeds from stock warrants	-	-
Proceeds from issuance of common stock	60,000
Net proceeds from convertible notes	855,866
Net cash provided by financing activities	938,805	148,118

Net change in cash and cash equivalents	1,000	(8,548)
Cash and cash equivalents - beginning of period	-	8,548
Cash and cash equivalents - end of period	$1,000	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convetible notes settlement	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL FIBER TECHNOLOGIES, INC.

(FORMERLY ECO TEK 360, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN*

Global Fiber Technologies, Inc. (“the Company”) was incorporated in Nevada on March 25, 2005. As of September 30, 2022 and December 31, 2021, the Company had 2,500,000,000 shares of authorized common stock.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of September 30, 2022 and December 31, 2021, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations as of September 30, 2022.

On January 27, 2022, Authentic Heroes, Inc. entered a joint venture with Maestro entertainment Corp. (“Maestro) and form a joint venture enterprise with a business name “Apogee Music and Entertainment”. The venture business purpose will be to manufacture, distribute, market and sell sound recordings solely in the form of long-playing vinyl music records through traditional brick and mortar retail locations in and throughout the United States of America, by means of direct-to-consumer retail sales initiated through a range of media platforms broadcasting in and directed to consumers. Both authentic Heroes and Maestro contributed $350,000 each as capital for the venture.

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

On April 18, 2022, Authentic Heroes Inc. entered into a joint venture agreement with N.S.UC. Entertainment Group, LLC and created a Limited Liability Corporation Above the Beats Entertainment dba ATB Entertainment, under the operating agreement to engage in various activities in the industry of the music including but not limited to live concerts, podcasts, Non-Fungible Tokens, physical memorabilia utilizing patent protected manufacturing processes, and the licensing of talent within the music industry. Authentic Heroes will hold 70% interest in the Joint venture. As of September 30, 2022, there are significant activities with the Joint Venture.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 15, 2022, for the years ended December 31, 2021, and 2020.

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $35,281,165 and $35,222,530 as September 30, 2022, and December 31, 2021, respectively, which include net losses of $58,635 and $1,443,022 for the nine months ended September 30, 2022, and 2021, respectively. In addition, as of September 30, 2022, and December 31, 2021, the Company had a working capital deficit of $3,553,747 and $3,853,273, respectively, with limited cash resources available. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management plans to continue to raise additional debt and equity until the Company has positive cash flows from an operating company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, ECO CHAIN 360, Inc. which is 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted above in Note 1 ECO CHAIN 360, Inc., had no operations, assets or liabilities as of September 30, 2022, and December 31, 2021. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc. of which the Company owns 80%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Advances

Advances as of September 30, 2022, and December 31, 2021, $625,000 and 0 respectively. Advances, comprises of advances made to purchase of raw materials for reproducing Vinyl records for music rights obtained by Authentic heroes.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	September 30, 2022	December 31, 2021
Furniture and Equipment	$219,688	$216,398
Forklift	20,433	20,433
	240,121	236,831
Less accumulated depreciation	(160797)	(124,415)
	$79,324	$112,416

Depreciation expense amounted to $37,155 and $33,998 for the nine months ended September 30, 2022 and 2021, respectively.

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

During the nine months ended September 30, 2022 and 2021, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(129,291)	(86,630)
	$18,805	$61,466

Amortization expense amounted to $42,611 and $33,998 for the nine months ended September 30, 2022, and 2021, respectively.

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

As of September 30, 2022, and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2016 through 2021.

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

For the nine months ended September 30, 2022, and 2021, the Company incurred $_0_ and $10,000 for stock-based compensation, respectively.

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

Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Company maintains cash balances at financial institutions that are insured by the FDIC. On September 30, 2022 and December 31, 2021, the Company had no amounts in excess of the FDIC limit.

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

Common Stock

As of September 30, 2022, and December 31, 2021, the Company had 1,534,320,739 and 1,450,210,322 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the nine months ended September 30,2022, the Company issued common shares as follows,

	Common Stock
	Shares	Amount
Issuance of common stock - March 2022	15,638,695	15,638
Issuance of common stock - June 2022	39,582,832	39,583
Issuance of common stock - September 2022	28,888,890	28,889

During the nine months ended September 30, 2022, the company issued 55,221,527 shares to convert notes payable valued at $354,777 including accrued interest.

During the nine months ended September 30, 2021, the company issued 1,000,000 shares to consultant for services rendered for value of $10,000.

NOTE 4 - NOTES PAYABLE

Unsecured Notes Payable

The balances of unsecured notes as of September 30, 2022, and December 31, 2021, was $261,058 and $250,464, balances include accrued interest of $39,555 and $28,961 as of September 30, 2022, and December 31, 2021 respectively.

Unsecured promissory notes are notes received from individual accredited investors from November 2014 to 2017 and interest accrued at 5% except for two notes amounting to $25,000 which is non-interest-bearing note.

Convertible Notes Payable - related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. The balance of this note plus accrued interest totals were $87,568 and $78,568 at September 30,2022 and December 31, 2021. Accrued interest included in the balances was $37,568 and $28,568 for September 30, 2022, and December 31, 2021 respectively.

Promissory Notes Payable - related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. The balance of this note, net of note discount and accrued interest total was $474,281 and $376,014 as of September 30, 2022, and December 31, 2021, respectively.

Convertible Notes Payable

During the nine months ended September 30, 2022, the company converted a total $162,407 convertible notes into 15,638,695 common shares with market value of $62,409. Outstanding balance of notes payable and accrued interest was $363,123 as of September 30, 2022, includes accrued interest of $112,130 as of September 30, 2022.

There was no conversion of notes during the first quarter ending September 30, 2022.

During the Nine months ended September 30, 2021, there’s no conversion of Notes payable. Outstanding balance of notes payable and accrued interest as of September 30, 2021, were $487,313 and $349,222 respectively. The balances of these notes include $178,533 accrued interest as of September 30, 2021.

 #0 Subscription Payable

As of September 30, 2022, and December 31, 2021, the subscription payable was $ 0 an $100,000 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2022 net cash proceeds $22,939_ was received from related party and the total for accrual of interest due on convertible notes related party $37,568, accrued interest on Promissory note related party $44,725.

During the nine months period ended September 30, 2021 net cash proceeds $148,118 was received from related party and the total for accrual of interest due on convertible notes related party $25,568.

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

Potentially dilutive securities were comprised of the following:

	September 30, 2022	December 31, 2021
Warrants	1,150,363	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	119,715,525	154,496,946
	123,565,888	158,347,309

NOTE 8 - SUBSEQUENT EVENTS,

The Company has evaluated subsequent events for recognition and disclosure through November 8, 2022, which is the date the financial statements were available to be issued.

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

On April 18, 2022, Authentic Heroes Inc. entered into a joint venture agreement with N.S.UC. Entertainment Group, LLC and created a Limited Liability Corporation Above the Beats Entertainment dba ATB Entertainment, under the operating agreement to engage in various activities in the industry of the music including but not limited to live concerts, podcasts, Non-Fungible Tokens, physical memorabilia utilizing patent protected manufacturing processes, and the licensing of talent within the music industry. Authentic Heroes will hold 70% interest in the Joint venture. As of September 30, 2022, there are significant activities with the Joint Venture.

Our address is 50 Division Street, Suite 501, Somerville, New Jersey 08876. Our corporate website is http://www.globalfibertechnologies.com

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

We are in late stage discussions for several licenses and also in the process of re-building and re-launching our e-commerce site within the 4th quarter

The company completed the coding of its “smart contract” on the POLYGON Block Chain. The smart contract is to be used in conjunction with the sale of both physical and virtual items in order to create the authentication, provenance and immutability of the products it will be offering including event worn clothing under the taglines of “Made from The Original” and “Event Worn ReBorn”. It will also be the Smart Contract for the Company’s future offering of Non-Fungible Tokens (“NFTS”)

On May 2, 2022, Authentic Heroes, Inc. (“Authentic Heroes”), a wholly owned subsidiary of Global Fiber Technologies, Inc., (the “Company”), entered into a License Agreement (the “License Agreement”) with the Company’s Chief Executive Officer and Director, Paul Serbiak (“Serbiak”).

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

On August 29, 2022 Authentic Heroes, Inc. (“Authentic Heroes”), a wholly owned subsidiary of Global Fiber Technologies, Inc., (the “Company”), thru it joint venture with Maestro entertainment Corp. (“Maestro) received a purchased order worth $800,000 for 40,000 units of Old is gold Christmas Vinyl album ser to deliver in November 2022.

Results of Operations

The following table provides selected financial data about our company for the nine months period ended September 30, 2022 and the year ended December 31, 2021.

	September	December
	30, 2022	31, 2021	Change	%
Cash and cash equivalents	$1,000	$-	$1000	100%
Advances	$625,000	$-	$625,000	100%
Property and equipment	$79,323	$112,416	$(33,093)	(29.44)%
Intangible assets	$18,805	$61,466	$42,661)	(69.41)%
Total Assets	$724,128	$173,882	$550,246	316.45%
Total Liabilities	$4,79,747	$3,853,273	$326,474	8.47%
Stockholders’ Deficit	$(3,455,619)	$(3,679,391)	$223,772	(6.08)%

The following summary of our results of operations, for the nine months ended September 30, 2022 and 2021, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Nine months ending September 30, 2022, compared to nine months ending September 30, 2021

	Nine months ended September 30
	2022	2021	Change	%
Revenue	$-	$193	$193	-100.00%
Cost of Revenue	-	(2,999)	2,999	-100.00%
Operating Expenses			-
General and administrative	(169,259)	(126,622)	(42,637)	33.67%
Depreciation and amortization	(79,776)	(89,187)	9,411	-10.55%
Professional Fees and Consulting	(87,824)	-	(87,824)	-100.00%
Stock based compensation		(10,000)	10,000	100.00%
Gain from extinguishment of debt	15,856	-	15,856	-100.00%
Loss (gain) on derivative valuation	478,754	(1,047,550)	1,526,304	-145.70%
Interest and Financing cost	(99,369)	(166,857)	67,488	-40.45%
Interest expense related parties	(110,267)	-	(110,267)	-100.00%
Other expense	(6,750)	-	(6,750)	-100%
	(58,635)	(1,443,022)

For the Nine months ended September 30, 2022, we have no revenues and in 2021 revenue was minimal this is primarily due to company refocusing its operations toward the new business with Authentic Heroes and NFTS. Our operating expense for the Nine months ended September 30, 2022, compared to 2021, have increase by $111,050 or 49%. This is primarily due to various Professional and consulting fees incurred during the six months period amounting to approximately $87,824. We did not incur such fees in the previous year.

For the nine months ended September 30, 2021, we have revenues of $193 with a cost of $2,999, sales generated from the Company acquired AH Originals, Inc. We incurred $126,622 in general and administrative expenses, depreciation and amortization of $89,187, stock-based compensation of $10,000, and net other expenses of $402,661, resulting in a net loss of $631,276.

The decrease in net loss during nine months ended September 30, 2022, compared to nine months ended September 30, 2021 was mainly attributed to the gain in value of the derivative liability offset by increase in general and administrative and interest and financing cost.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2022 and December 31, 2021, respectively.

Working Capital

	September 30, 2022	December 31, 2021	Change	%
Current Assets	$626,000	$-	$626,000	100%
Current Liabilities	$(4,179,747)	$(3,853,373)	(326,474)	8.47%
Net working capital deficit	$(3,553,747)	(3,853,373)	$299,526	7.77%

Our working capital deficit decreased as of September 30,2022, as compared to December 31, 2021, due mainly to the decrease increase in convertible notes advances from related parties.

Cash Flows

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Cash Flows used in Operating Activities	$(933,783)	$(156,666)	$(777,117)	496.03%
Cash Flows used in Investing Activities	$(4,022)		(4,022)	100%
Cash Flows provided by Financing Activities	$938,805	148,118	790,687	533.82%
Net Change in Cash During Period	$1,000	(8,548)	9,548	(111.70)%

Cash Flow from Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $933,783 compared to $156,666 during the nine months ended September 30, 2021.

The net cash used in operating activities for the nine months ended September 30, 2022, was attributed by the total net loss of $58,635, decreased by depreciation and amortization $79,776, gain in change in derivative liability of $478,754, conversion of notes payable to equity $60,180 and accrued interest $126,486 offset by increase of advances to joint venture of $625,000

The net cash used in operating activities for the nine months ended September 30, 2021, was attributed by the total net loss of $631,276, decreased by depreciation and amortization $89,187, loss in change in derivative liability of $235,804, stock issued for services $10,000 and accrued interest $166,858 offset by increase of accounts payable and accrued expenses $27,237.

Cash Flow from Investing Activities

The Company use $4,022 to purchased office equipment in the period ended September 30, 2022 and did not use any funds for investing activities during the nine months ended September 30, 2022.

Cash Flow from Financing Activities

Net cash from financing activities was $938,805 for the nine months ended September 30, 2022 attributable to proceeds from related party $22,939, Proceeds from issuance of stocks and net proceeds from issuance of convertible notes

Net cash from financing activities was $148,118 for the nine months ended September 30, 2021 attributable to proceeds from related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL FIBER TECHNOLOGIES, INC.
(Registrant)

Dated: November 21, 2022	/s/ Christopher Giordano
Christopher Giordano
President
(Principal Executive Officer)

Dated: November 21, 2022	/s/ Paul Serbiak
Paul Serbiak
Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)

