Form 10-K
period 2022-12-31
Authentic Holdings, Inc.
filed 2023-04-21
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 000-52047

AUTHENTIC HOLDINGS, INC.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of 2022 was $4,023,826

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 1,712,584,165 common shares as of March 31st, 2023.

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

In this annual report on Form 10-K, the terms “Authentic Holdings.” “Company,” “we,” “us” and “our” refer to Authentic Holdings, Inc. and its subsidiaries.

PART I

Item 1. Business

General Overview

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.”. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

The Company created a new subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of December 31, 2022 and 2021, respectively.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets.

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

Authentic Holdings, Inc. comprises two separate subsidiaries. The Authentic Heroes, Inc. subsidiary has patented technology that takes the original event worn apparel from an iconic individual and creates “Fan-wear” collectibles containing fibers from that original. All of the Fan-Wear items have an embedded QR Code that registers the items on our Blockchain for its provenance and immutability.

The Authentic Heroes subsidiary is also in the business of creating vinyl records for distribution into retail department stores and online sales and has pressed 100,000 vinyls to date under the heading of “Old is Gold” Christmas.

The Authentic Heroes subsidiary also has completed an NFT Platform on the Etherium Blockchain capable of housing millions of NFTs. The NFT platform has minted 500,000 NFTs as part of free music NFT given away with its “Old is Gold” Christmas album.

Competition

Authentic Heroes competes in the fan wear and memorabilia markets. we will compete with many firms, including corporations with large divisions, many of these companies have great financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. The nature and degree of competition varies with the customer and the market. Industry statistics are not available.

ECOTEK 360 is in the uniform and related products segment, we will compete with many firms, including corporations with large divisions, many of these companies have great financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. The nature and degree of competition varies with the customer and the market. Industry statistics are not available.

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

Intellectual Property

On May 2, 2022, Authentic Heroes, Inc. (“Authentic Heroes”), a wholly owned subsidiary of Authentic Holdings, Inc., (the “Company”), entered into a License Agreement (the “License Agreement”) with the Company’s Chief Executive Officer and Director, Paul Serbiak (“Serbiak”).

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

The patent is at the core our manufacturing process. In addition, we utilize trade secrets in combination with our patented manufacturing process that allows what we believe are market advantages.

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

Our common shares are listed for quotation on the OTC Markets under the symbol “AHRO”.

Our shares are issued in registered form. Signature Stock Transfer, Inc., 114673 Midway Road, Suite 220, Addison TX 75001 (Telephone: (972) 612-4120) is the registrar and transfer agent for our common shares.

On , the shareholders’ list showed  registered shareholders with common stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 2,222,222 shares of common shares for cash payment of $65,000  and 104,965,118 shares to convert the principal amount of  $255,370  of convertible notes principal and interest. These issuances were exempt under Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common shares for payment of services for $10,000 and 195,970,738 shares to convert the principal amount of $ 205,777 of convertible notes principal and interest. These issuances were exempt under Section 4(a)(2) of the Securities Act.

Stock Options

There were no stock options issuance during the years ended December 31, 2022 and 2021. All stock options issuance previous to 2020 were either exercise or expired.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2022 and 2021

Item 6. [Reserved]

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

Our Current Business

The Company’s business plan is to operate two separate subsidiaries.

1.

Authentic Heroes is a company with proprietary know-how and patented technology that is currently operating in the memorabilia industry. Authentic Heroes, Inc. subsidiary has patented technology that takes the original event worn apparel from an iconic individual and creates “Fan-wear” collectibles containing fibers from that original. All of the Fan-Wear items have an embedded QR Code that registers the items on our Blockchain for their provenance and immutability. The Authentic Heroes subsidiary is also in the business of creating vinyl records for distribution into retail department stores and online sales and has pressed 100,000 vinyls to date under the heading of “Old is Gold” Christmas. We plan on selling our inventory in the coming month of June for the “Christmas in July” them celebrated in retail stores.

The Authentic Heroes subsidiary also has completed an NFT Platform on the Etherium Blockchain capable of housing millions of NFTs. The NFT platform has minted 500,000 NFTs as part of free music NFT given away with its “Old is Gold” Christmas album.

1.

Ecotek360 is a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets and is still in the development stage but running testing in the joint venture with Fiber Conversion Inc a joint development partner in Broadalbin NY. Ecotek360 is still in development stage

2.

Eco Chain, Inc is also in the development stage and its business plan is to operate as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions.

Plan of Operations and Cash Requirements

Our financial statements have been prepared to assume that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect to require additional capital to meet our long-term operating requirements. We want to raise additional capital through, among other things, the sale of equity or debt securities.

The following summary of our results of operations, for the year ended December 31, 2022, should be read in conjunction with our financial statements, as included in this Form 10-K.

	For the year Ended December 31,
	2022	2021	Change	%
Revenue	$-	$5,854	$(5,854)	-100.00%
Cost of Revenue	-	63,814	(63,814)	-100.00%
Operating Expenses	-	(57,960)	57,960

General and administrative expenses	164,252	88,759.00	75,493	85.05%
Depreciation and amortization	91,226	118,673	(27,447)	-23.13%
Professional Fees and Consulting	94,255	65,978.00	28,777	42.86%
Research and Development	65,315	-	65,315	100%
Stock based compensation		10,000	(10,000)	100.00%
Total Operating expenses	415,048	283,410	131,638	46.45%
Loss from Operations	(415,048)	(341,370)	(73,678)	21.58%

Other expense (Income)
Gain from extinguishment of debt	(15,856)	-	(15,856)	-100.00%
Loss (gain) on derivative valuation	549,957	841,322	(291,364.76)	-34.63%
Interest and Financing cost	116,727	195,687.00	(78,959.82)	40.35%
Interest expense related parties	82,156	22,858.00	59,298.24	259.42%
Other expense	9,750	0	9,750	-100%

Net Loss	(1,157,783)	(1,401,237.00)	243,454.34	-17.37%

For the year ended December 31, 2022, and December 31, 2021, we recognized revenue of $0 and $5,854 respectively.

We have no cost of revenue for the year ending December 31, 2022. In the year ended December 31, 2021, our cost of revenue consisted of the entire inventory, which was sold on a fire sale during the year.

For the year ended December 31, 2022, we incurred $164,252 in general and administrative expenses, $91,226 Depreciation and Amortization, and $94,255 in consulting fees, 65,315 in Research and Development resulted in in a net operating loss of $ 415,048 from operations. Other expenses include (15,856) for Gain from extinguishment of debt, $549,957.24 derivative valuation loss, $ 116,727.18 financing cost, and $82,156.24 of interest expense on related parties' notes payable.

For the year ended December 31, 2021, we incurred $ 88,759.00 in general and administrative expenses, $118,673 in Depreciation and Amortization, $65,978.00 in Professional fee & Consulting and $10,000 in Stock based compensation, resulted in in a net operating loss of $341,370 from operations. Other expenses include $841,322 derivative valuation loss, $195,687 financing cost, and $22,858 interest expense on related parties' notes payable.

The increase in net loss of $ 243,454 during the year ended December 31, 2022, compared to the year ended December 31, 2021, was mainly attributed to the increase in operating cost by $ 73,678, the decrease of loss on change in fair value of derivative liabilities by $ 291,365, decrease in financing cost $78,960 and the increase in interest expenses to related party notes $ 59,298.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2022 and December 31, 2021, respectively.

Working Capital

	December 31
	2022	2021	Change	%
Current Assets	$625,000	$-	$625,000	100.00%
Current Liabilities	$5,228,481	$3,853,272	$1,375,209	35.69%
Working Capital (deficit)	$(4,603,481)	$(3,853,272)	$(750,209)	19.47%

Our working capital deficit increased by $750,209 or 20% as of December 31, 2022, as compared to December 31, 2021, due to the increase in our total liabilities.

Cash Flows

	For the Year Ended
	December 31
	2022	2021	Change	%
Cash Flows used in Operating Activities	$(1,000,853)	$(174,309)	$(826,544)	474.18%
Cash Flows used in Investing Activities	$(4,022)	$-	$(4,022)	(100%)
Cash Flows provided by Financing Activities	$1,004,875	$165,761	$839,114	506.22%
Net Change in Cash During Period	$-	$(8,548)	$8,548	(100%)

Cash Flow from Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $1,000,853 compared to $ 174,309 during the year ended December 31, 2021.

The net cash used in operating activities for the year ended December 31, 2022, was mainly attributed to a net loss of $243,454, advances to the joint venture for purchase of inventories of $625,000, gain on change in valuation of derivative liabilities of $363,449, and offset by the increase in accrued interest $83,426.

The net cash used in operating activities for the year ended December 31, 2021, was mainly attributed to a net loss of $1,401,237, a decrease by the gain in the valuation of derivative liabilities of $186,508, a gain from the extinguishment of convertible notes $251,871 and net changes in operating assets and liabilities of $89,755.

Cash Flow from Investing Activities

During the year ended December 31, 2022, the company used $4,022 in investing activities. No cash was used in investing activities for the year ending December 31, 2021.

Cash Flow from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $1,004,875 compared to $165,761 during the year ended December 31, 2021. Net cash from financing activities attributed to proceeds from the issuance of convertible notes was $887,921 and proceeds from the issuance of common stocks were $97,965. And advances from related party $18,989. For the year ended December 31, 2021, financing activities were from advances from related parties of $165,761.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared under U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has an accumulated deficit of $36,380,313 and $35,222,530 as of December 31, 2022, and December 31, 2021, respectively, which include net losses of $1,157,782 and $1,401,237 for the years ended December 31, 2022, and 2021, respectively. In addition, as of December 31, 2022, and 2021, the Company had a working capital deficit of $4,603,481 and $3,853,272, respectively, with limited cash resources. Consequently, the items mentioned above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management intends to continue to grow other debt and equity until the Company has positive cash flows from an operating company.

The Company’s ability to continue as a going concern depends on its ability to repay or settle its current indebtedness, generate positive cash flow from an operating company, and raise capital through equity and debt financing or other means on desirable terms. If the Company cannot obtain additional funds when required or if the funds cannot be received on favorable terms, management may be necessary to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make specific estimates and assumptions and apply judgments. We base our estimates and decisions on historical experience, current trends, and other factors that management believes are important when preparing financial statements. The actual results could differ from our estimates, and such differences could be material. Due to the need to estimate the effect of inherently uncertain matters, materially different amounts could be reported under other conditions or using different assumptions. We regularly review our critical accounting policies and how they are applied in preparing our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as this Annual Report includes disclosures regarding the Company’s critical accounting policies and estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include common stock valuation and options issued as stock-based compensation.

Revenue Recognition

The Company recognizes revenue from its customer contracts following ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

1.	Identify the contract, or contracts, with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the Company satisfies a performance obligation.

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing critical information about leasing arrangements. The Company adopted the new lease standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated.

There were no long-term operating lease contracts for the year ended December 31, 2022, and 2021 that require access to (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2022, and 2021, the Company incurred $ 00 and $10,000 for stock-based compensation, respectively.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging.” It determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance, resulting in no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for convertible notes and warrants as derivative liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information this Item requires.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Shareholders and

Board of Directors

Authentic Holdings, Inc (formerly Global Fiber Technologies, Inc.)

Opinion on the Financial Statements

We have audited the accompany consolidated financial statements of Authentic Holdings, Inc. (formerly Global Fiber Technologies, Inc.) which comprise the balance sheet as of December 31, 2022, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Authentic Holdings, Inc. as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s accumulated deficit, net loss and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined there are critical matters related to the Company’s Embedded Derivative Liabilities related to Convertible Debentures.

Accounting for Embedded Derivative Liabilities related to Convertible Debentures

As described in Notes 4 and 5 to the consolidated financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

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

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. An audit of these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

Other Matters

The accompanying consolidated balance sheet of Authentic Holdings, Inc. as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2021, and the related notes were audited by another Independent Registered Public Accounting Firm, Boyle CPA, LLC.

We have served as Authentic Holdings, Inc’s (formerly Global Fiber Technologies, Inc.) auditor since 2022.

Victor Mokuolu, CPA PLLC

Houston, Texas,

April 20, 2023

PCAOB ID: 6771

AUTHENTIC HOLDINGS INC.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid interest and deposits	-	-
Advances	625,000	-
Total Current Assets	625,000	-
Property and equipment, net of depreciation	68,206	112,416
Intangible assets	18,473	61,466
TOTAL ASSETS	$711,679	$173,882
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	306	2,455
Accounts payable and accrued liabilities	234,641	274,852
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	250,464	250,464
Convertible notes and accrued interest - net of debt discount of $92,000 and $0 respectively.	1,243,243	429,416
Convertible notes and accrued interest - related party	82,568	78,568
Promissory note and accrued interest - related party	495,308	376,014
Derivative liabilities	1,608,485	1,058,528
Advances from related parties	383,686	280,416
Related party loans and accrued interest	263,529	259,529
Self-Liquidating Promissory Notes	165,000	157,500
Subscription payable	-	100,000
Current liabilities from discontinued operations	-	84,281
Total Current Liabilities	5,228,481	3,853,272
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,557,397,662 and 1,450,210,322 shares issued and outstanding.	1,557,397	1,450,210
Additional paid-in capital	30,305,914	30,092,730
Accumulated deficit	(36,380,313)	(35,222,530)
Stockholders' deficit	(4,516,802)	(3,679,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$711,679	$173,882

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Consolidated Statements of Operations

For the Year Ended December 31, 2022, and 2021

	December 31, 2022	December 31, 2021

REVENUE	$-	$5,854
COST OF REVENUES	-	63,814
GROSS PROFIT (LOSS)	$-	(57,960)
OPERATING EXPENSES
General and administrative	164,252	88,759.00
Depreciation and Amortization	91,226	118,673
Professional and Legal Fees	94,255	65,978.00
Officer salaries and compensation	-
Stock based compensation	-	10,000
Research and Development	65,315
Total Operating Expenses	$415,048	$283,410

LOSS FROM OPERATIONS	$(415,048)	$(341,370)

OTHER INCOME (EXPENSE)
(Income) Loss on change in fair value of derivative liabilities	549,957	841,322
Gain from extinguishment of debt	(15,856)
Interest expense and financing costs	116,727	195,687
Interest expense - related parties	82,156	22,858
Other expense-Funding Fees	9,750
Total other expense	$742,735	$1,059,867

NET INCOME (LOSS)	$(1,157,783)	(1,401,237)

Net loss per share	$(0.001)	$(0.0011)

Weighted average common shares outstanding	1,557,397,662	1,300,075,808

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2022, and 2021

					Additional		Total
	Class B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2020	200,000	$200	1,253,239,584	$1,253,239	$29,789,774	$(33,821,293)	(2,778,080)
Conversion of notes payable			195,970,738	195,971	293,956		489,927
Issuance of common for services			1,000,000	1,000	9,000		10,000
Net loss						(1,401,237)	(1,401,237)
Balance December 31, 2021	200,000	$200	1,450,210,322	$1,450,210	$30,092,730	$(35,222,530)	$(3,679,390)

Balance December 31, 2021	200,000	200	1,450,210,322	1,450,210	30,092,730	(35,222,530)	(3,679,390)
Issuance of shares for conversion of notes			104,965,118	104,965	150,405		255,370
Stock issued for cash			2,222,222	2,222	62,779		65,000
Net income (loss)						(1,157,783)	(1,157,783)
Balance December 31, 2022	200,000	$200	1,557,397,662	$1,557,397	$30,305,914	$(36,380,313)	$(4,516,802)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2022 and 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(1,157,783)	$(1,401,237)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	549,957	186,508
Extinguishment of derivative liabilities due to conversion		251,871
Conversion of notes payable to equity	48,313
Depreciation - Property and equipment	48,233	50,677
Amortization - Intangible assets	42,993	67,996
Stocks Issued for Services	-	9,000
Stocks Issued for Services		571,121
Changes in operating assets and liabilities:	-
Bank Indebtedness	(2,149)	2,455
Expense paid for subsidiary	-	-
Inventory		60,815
Advances to joint venture	(625,000)
Prepaid interest and deposits	-	-
Accounts payable and accrued expenses	(40,210)	(24,881)
Accrued interest	134,792	51,366
Net cash used in operating activities	$(1,000,853)	$(174,309)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from related party	-	-
Acquisition of equipment	(4,022)	-
Net cash used in investing activities	(4,022)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	18,989	165,761
Proceeds from issuance of common stock and warrants	97,965
Net proceeds from convertible notes	887,921
Net cash provided by financing activities	1,004,875	165,761

Net change in cash and cash equivalents	-	(8,548)
Cash and cash equivalents - beginning of period	-	8,548
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convertible notes settlement	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Authentic Holdings Inc., Formerly Global Fiber Technologies, Inc. ("the Company"), was incorporated in Nevada on March 25, 2005. As of December 31, 2022, and December 31, 2021, the Company had 2,500,000,000 shares of authorized common stock, par value $0.001 and 1,000,000 shares of authorized preferred stock, par value $0.001 per share.

On June 18, 2019, the Company completed its acquisition of assets from A.H. Originals, Inc. ("AHO"), a corporation controlled by the same owner group of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. ("AHI"), a subsidiary created by the Company, to hold the purchased assets.

Going Concerned

The accompanying financial statements have been prepared following U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has an accumulated deficit of $36,380,313 as of December 31, 2022, which includes a net loss of $ 1,157,783 and a net working capital deficit of $4,603,481, with limited cash resources. Consequently, the items mentioned above raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management intends to continue to grow other debt and equity until the Company has positive cash flows from an operating company.

The Company's ability to continue as a going concern depends on its ability to repay or settle its current indebtedness, generate positive cash flow from an operating company, and raise capital through equity and debt financing or other means on desirable terms. If the Company cannot obtain additional funds when required or if the funds cannot be received on favorable terms, management may be necessary to restructure the Company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year-end.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority-owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc., which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC, and ECO CHAIN 360, Inc., had no operations, assets, or liabilities as of December 31, 2022, and 2021. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., Inc., of which the Company owns 80%.

The Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with its wholly-owned subsidiary, Authentic Holdings, Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in our name to “Authentic Holdings, Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

Reclassifications

Specific amounts in the prior period's financial statements have been reclassified to conform to the current presentation. These reclassifications did not affect the reported consolidated net loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower cost (first-in, first-out method) or net realizable value.

On December 31, 2022 and 2021, the Company had no acquired inventories.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	December 31,	December 31,
	2022	2021
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022
Trident	733	733
TOTAL Equipment	240,853	236,831
Less accumulated depreciation	(172,648)	(124,415)
	$68,206	$112,416

Depreciation expenses amounted to $48,233 and $50,677 for the year ended December 31, 2022, and 2021, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2022, and 2021, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks and website) under ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include assessing future cash flows and determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to differ from such estimates materially and affect the determination of fair value and goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and lives of intangible assets with determinable lives may be adjusted.

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(129,623)	(86,630)
	$18,473	$61,466

Amortization expense amounted to $42,993 and $67,996 for the year ended December 31, 2022, and 2021, respectively.

Prepaid interest and deposits

Interest and deposits include prepaid consulting fees, OTC market annual fees, and license agreements. Prepaid interest is amortized over the life of the related liability.

Revenue Recognition

The Company recognizes revenue from its customer contracts following ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

1.	Identify the contract, or contracts, with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the Company satisfies a performance obligation.

Accounts Receivable

Accounts receivable are recorded following ASC 310, ”Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company has no amount recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in its existing accounts receivable. Based on management’s estimate and all charges being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing essential information about leasing arrangements. The Company adopted the new lease standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated for contracts existing at the time of adoption. The Company currently does not have any operating lease over one year term to require accessing (i) whether any are or contain leases, (ii) lease classification and (iii) initial direct costs.

Income Taxes

Income taxes are accounted for under the asset and liability method stipulated by ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases and operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized using a valuation allowance. A valuation allowance is applied when in management’s view, it is more likely than not that such deferred tax asset will be unable to be utilized.

The Company adopted specific provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2022, and 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2022, and 2021, the Company incurred $0 and $ 10,000 for stock-based compensation, respectively.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records any “beneficial conversion feature” (“BCF”) intrinsic value as additional paid-in capital and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If the underlying debt is converted, a proportionate share of the unamortized amounts is immediately expensed.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not, or with other considerations. These costs are recorded as debt discounts and are amortized over the life of the obligation to the statement of operations as amortization of debt discount.

Original Issue Discount

Suppose a debt is issued with an original issue discount. In that case, the original issue discount is recorded as a debt discount, reducing the face amount of the note. It is amortized over the life of the debt to the statement of operations as amortization of debt discount. If the underlying debt is converted, a proportionate share of the unamortized amounts is immediately expensed.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards issued and derivatives embedded in financial instruments. Assessments are used to determine depreciation, the valuation of non-cash issuances of common stock, stock options, and warrants, and valuing convertible notes for beneficial conversion features, among others.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs.

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on December 31, 2022, and 2021, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,608,485.24	$1,608,485.24

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,058,528	$1,058,528

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On December 31, 2022, and December 31, 2021, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted this standard and determined no material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem the Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $.035 per share plus any accrued but unpaid dividends.

Common Stock

As of December 31, 2022, and 2021, the Company had 1,557,397,662 and 1,450,210,322 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued common shares as follows,

•	Issued 104,965,118 shares for conversion of notes payable to equity valued at $255,370.
•	Issued 2,222,222 shares for cash amounting to $65,000

During the year ended December 31, 2021, the Company issued common shares as follows:

•	Issue a total of 195,970,738 shares for settlement of convertible notes and accrued interest of $205,777.
•	Issued 1,000,000 shares to a consultant for services rendered for $10,000 to a consultant

Stock Options

There were no stock options issuance during the years ended December 31, 2022 and 2021. All stock options issuance previous to 20211were either exercise or expired.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016 the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016 in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016 at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. During the year ended December 31, 2019, the Company made $15,000 repayment. The initial extension fee was amortized ratably over the extension period of 180 days. The note and accrued interest were $221,503 and $28,961 as of December 31, 2022 and December 31, 2021. The note is currently in default.

Convertible Notes Payable

As of December 31, 2022 and 2021 convertible notes outstanding $1,243,243 and $429,416 respectively.

	December 31
	2022	2021
Principal balances	$1,180,001	$334,500
Discount	(92,000)	-
Accrued Interest	(155,243.00)	94,916
	$1,243,243	$429,416

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$1,058,528
Net Loss (gain) on change in fair value of the derivative	549,957
Balance - December 31, 2022	$1,608,485

NOTE 6 – ACQUISITIONS OF ASSETS

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock to be issued, cash advances of $32,850 and the issuance of a promissory note of $447,150 bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. Management did not consider the transaction to be a business combination due to the common control of AHO and the Company. The assets were recorded at the carrying value. The stock was recorded at is par value and the debt as its fair value.

The acquired assets and assumed liabilities from AH Originals, Inc. summarized as follows:

Assets Acquisition
Equipment	$214,598
Inventory	60,815
Web Site	10,690
Patent	5,510
$291,613
Less Assumed Liabilities	16,336
$275,277

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, and 2021 net cash proceeds of $18,989 and $165,761 respectively were received from related parties for operating expenses. Advances from related parties accumulated balances as of December 31, 2022, and 2021 were $383,686 and $280,416.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. As of December 31, 2022 the note have an accumulated interest of $32,568.

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

Balances of all loans due to related parties as of December 31, 2022:

	Principal	Accrued Interest	Total
Promissory note - related party (net of $17,594 discount)	$447,150	$47,841	$494,991
Convertible notes – Related party	50,000	32,568	82,568
Related Party Loans	208,150	55,542	263,692
Total Related Parties Loans	705,300	135,951	$841,251

Total increase of $ $127,140 compared to previous year’s total related party loans of $714,111 primarily due the amortization of discount on the promissory note adding to the notes balances and accrued interest for the year.

NOTE 8- LEASES

The Company’s right-of-use assets under operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of December 31, 2022.

The company currently do not have any long-term operating lease. Our operating lease expenses of $ 1,601 and $ 42 for the year ended December 31, 2022 and 2021 respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022, and 2021, are as follows:

	December 31,	December 31,
	2022	2021
Net operating loss carryforward	$36,380,313	$35,222,530
Effective tax rate	21%	21%
Deferred tax asset	7,639,866	$7,396,731
Less: Valuation allowance	$(7,639,866)	$(7,396,731)
Net deferred asset	$-	$-

As of December 31, 2022, the Company had approximately $36 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2022 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

 The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of December 31, 2022, and 2021 for the following:

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. The plaintiff initiated this litigation to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate outside the premises and has never signed any leases or other documents with the plaintiff. A judgment of eviction was entered, but the Company does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction. The plaintiff is also seeking unpaid rent in the amount of $.26,595

The second matter is entitled Patricia Witthuhn v. Global Fashion Technologies, Inc. The plaintiff initiated this litigation to collect wages allegedly due pursuant to her employment with Avani Holdings LLC. The Company never hired Ms. Witthuhn and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, the Company cannot hire outside counsel for this litigation due to cash flow constraints. The amount being sought by the plaintiff is approximately $15,000.

The third matter is entitled William Corso v. Global Fashion Technologies, Inc. The plaintiff initiated this litigation to collect wages allegedly due pursuant to his employment with Avani Holdings LLC. The Company never hired Mr. Corso and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, the Company cannot hire outside counsel for this litigation due to cash flow constraints. The amount being sought by the plaintiff is approximately $40,000.

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

Potentially dilutive securities were comprised of the following:

	December 31	December 31,
	2022	2021
Warrants	11,000,000	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	198,854,201	106,911,847
	22,554,201	110,762,210

NOTE 12 – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of April 20, 2023 when the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2022, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

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

At the present time we are not compensating our officers and directors. We have the following employments agreements with our executive officers. At the end of 2020 these executive officers agreed to waive compensation for 2020 and for the foreseeable future.

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

On February 14, 2017, we entered into an employment agreement with Christopher Giordano, our President, wherein Mr. Giordano will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, his salary shall not be earned or payable until such time that the Company raises at least $2,000,000 in a private placement. The base salary for Mr. Giordano shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Giordano’s contract provides for a minimum annual bonus of thirty-percent (30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to two-hundred-percent (200%) of his base salary. As a signing bonus, Mr. Giordano received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, Mr. Giordano’s contract provides for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

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

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Giordano	2022	Nil	Nil	Nil	Nil	Nil	Nil	3,800	3,800
President, Treasurer and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Serbiak	2022	Nil	Nil		Nil	Nil	Nil	Nil	Nil
CEO and Secretary	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Scott Todd	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

The Company has yet to formally adopt an equity compensation plan. However, stock options were granted during the fiscal year ended December 31, 2022.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2022, there were no options exercised by our named officers.

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

Name	Number of Common Shares Beneficially Owned			Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Christopher Giordano	5,152,859	(1)	(2)	*	200,000	100%

Paul Serbiak	550,000			*	200,000	*

Scott Todd	0			*	0	*

Officers & Directors as a group (3 persons)	5,702,859			*	200,000	100%

Michael Rosenbaum	2,335,990	(3)		*	0	*

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2022, and 2021 net cash proceeds of $18,990 and $165,761 respectively were received from our President for operating expenses. Advances from related parties accumulated balances as of December 31, 2022, and 2021 were $383,686 and $280,416.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. As of December 31, 2022 the note have an accumulated interest of $40,568.

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

On May 2, 2022, Authentic Heroes, Inc. (“Authentic Heroes”), a wholly owned subsidiary of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc., (the “Company”), entered into a License Agreement (the “License Agreement”) with the Company’s Chief Executive Officer and Director, Paul Serbiak (“Serbiak”).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees	$14,000	$35,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,000	$35,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	Articles of Merger	8-K	3.1	December 12, 2022
3.3	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
(10)
10.1	License Agreement	8-K	10.1	May 4, 2022

(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Eco Chain 360, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: April 20, 2023	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 20, 2023	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 20, 2023	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 20, 2023	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 20, 2023	/s/ Scott Todd
Scott Todd
Director

