Form 10-Q
period 2023-03-31
Authentic Holdings, Inc.
filed 2023-05-22
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52047

AUTHENTIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3746201
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

50 Division Street Somerset NJ 08873

(Address of principal executive offices)

(732) 695-4389

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ ☐ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May __, 2023, there were 1,712,584,165 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
	(UnAudited)
ASSETS
Current Assets
Cash and cash equivalents	$228	$-
Prepaid interest and deposits	-	-
Advances	625,000	$625,000
Total Current Assets	625,228	625,000

Property and equipment, net of depreciation	57,086	68,206
Intangible assets	18,088	18,473

TOTAL ASSETS	$700,402	$711,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	-	306
Accounts payable and accrued liabilities	235,168	234,641
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	277,771	250,464
Convertible notes and accrued interest - net of debt discount of $92,000 and $155,641 respectively.	1,272,717	1,243,243
Convertible notes and accrued interest - related party	83,568	82,568
Promissory note and accrued interest - related party	498,661	495,308
Derivative liabilities	2,655,332	1,608,485
Advances from related parties	439,457	383,686
Related party loans and accrued interest	260,666	263,529
Self Liquidating Promissory Notes	166,875	165,000
Total Current Liabilities	6,391,465	5,228,480
Stockholders’ Deficit
Preferred stock, Class B, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,712,584,165 and 1,557,397,662 shares issued and outstanding.	1,572,953	1,557,397
Additional paid-in capital	30,325,358	30,305,914
Accumulated deficit	(37,589,574)	(36,380,313)
Stockholders' deficit	(5,691,063)	(4,516,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$700,402	$711,679

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2023 and 2022

	(UnAudited)
	2023	2022
REVENUE	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT (LOSS)	-	-
OPERATING EXPENSES
General and administrative	55,300	22,200
Depreciation and Amortization	11,503	29,485
Professional and Legal Fees	14,113	32,250
Officer salaries and compensation	-	-
Stock based compensation	-	-
Research and Development	33,850
Total Operating Expenses	114,766	83,935

LOSS FROM OPERATIONS	(114,766)	(83,935)

OTHER INCOME (EXPENSE)
Income (Loss) on change in fair value of derivative liabilities	1,046,847	570,008
Gain from extinguishment of debt	-	15,856
Interest expense and financing costs	(37,589)	(15,501)
Interest expense - related parties	(10,059)	(95,401)
Other expense-Funding Fees	-	-
Total other income (expense)	1,094,495	474,962

NET LOSS	(1,209,261)	(391,027)

Net income per share	$0.0008	$(0.0003)

Weighted average common shares outstanding	1,557,397,662	1,452,110,332

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

 Condensed Statement of Stockholders' Deficit

March 31, 2023 and 2022

	Class B				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
Balance December 31, 2021	200,000	$200	1,450,210,322	$1,450,210	$30,092,730	$(35,222,530)	$(3,679,390)

Issuance of shares for conversion of notes			15,638,695	15,638	46,769		62,407
Stock issued for cash							-
Stock warrants issued for cash					60,000		60,000
Net income (loss)						391,027	391,027
Balance March 31, 2022	200,000	$200	1,465,849,017	$1,465,848	$30,199,498	$(34,831,503)	$(3,165,957)

Balance December 31, 2022	200,000	$200	1,557,397,662	$1,557,397	30,305,914	(36,380,313)	(4,516,802)
Issuance of shares for conversion of notes							-
Stock issued for cash			15,555,556	15,556	19,444		35,000
Adjustment shares issued			139,630,947	-	-	-	-
Net income (loss)						(1,209,261)	(1,209,261)
Balance March 31, 2023	200,000	$200	1,712,584,165	$1,572,953	$30,325,358	$(37,589,574)	$(5,691,063)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2023 and 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,209,261)	$(391,027)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	(1,046,847)	(570,008)
Extinguishment of derivative liabilities due to conversion
Gain on settlement of Notes Payable		(15,856)
Depreciation - Property and equipment	11,118	12,486
Amortization - Intangible assets	385	16,999
Stocks Issued for Services
Stocks Issued for Services
Changes in operating assets and liabilities:
Bank Indebtedness		(2,455)
Expense paid for subsidiary
Inventory
Advances to joint venture
Prepaid interest and deposits
Accounts payable and accrued expenses	527	(37,711)
Accrued interest	24,714	110,902
Net cash used in operating activities	$(125,670)	$(94,616)

Acquisition of equipment		-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	$48,230	$41,095
Proceeds from unsecured loans	12,500	-
Proceeds from issuance of common stock and warrants	35,000	60,000
Net proceeds from convertible notes	30,474
Net cash provided by financing activities	$126,204	$101,095

Net change in cash and cash equivalents	534	6,479
Cash and cash equivalents - beginning of period	(306)	-
Cash and cash equivalents - end of period	$228	$6,479

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convertible notes settlement	$-	$78,263

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Authentic Holdings Inc. was incorporated in Nevada in 2005 and had 2.5 billion shares of authorized common stock and 1 million shares of authorized preferred stock. In 2019, the Company acquired assets from A.H. Originals, Inc. through the issuance of common stock and a promissory note.

Management plans to raise additional debt or equity and continue to settle obligations by issuing stock, as well as grow other debt and equity until the Company generates positive cash flow from an operating company. However, the Company's financial statements show an accumulated deficit of $35.5 million as of March 31, 2021, with a net working capital deficit of $3.7 million and limited cash resources. These factors raise doubts about the Company's ability to continue as a going concern within the next year.

The Company's ability to continue as a going concern depends on its ability to repay or settle its current indebtedness, generate positive cash flow, and raise capital through equity and debt financing or other means on favorable terms. If the Company cannot obtain additional funds when required or on favorable terms, management may be necessary to restructure the Company or cease operations.

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

The Company filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger with its wholly-owned subsidiary, Authentic Holdings, Inc. Shareholder approval was optional under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company's board of directors authorized a change in our name to "Authentic Holdings, Inc." The Company's Articles of Incorporation have been amended to reflect this name change.

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

On March 31, 2023, and December 31, 2022, the Company had no acquired inventories.

Equipment

Property and equipment are stated at cost. Costs of replacements and significant improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	MARCH 31,	December 31,
	2023	2022
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
TOTAL Equipment	240,853	240,853
Less accumulated depreciation	(183,767)	(172,648)
	$57,086	$68,206

Depreciation expenses amounted to $11,118 and $29,485 for the three months ended March 31, 2023, and 2022, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, "Property, Plant and Equipment" ("ASC 360"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2023, and 2022, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks and website) under ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include assessing future cash flows and determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to differ from such estimates materially and affect the determination of fair value and goodwill impairment at future reporting dates.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(130,008)	(129,623)
	$18,088	$18,473

Amortization expenses amounted to $385 and $307 for the three months ended March 31, 2023, and 2022, respectively.

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

Accounts Receivable

Accounts receivables are recorded following ASC 310," Receivables." Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company has no amount recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of probable credit losses in its existing accounts receivable. Based on management's estimate and all charges being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Leases

Effective October 1, 2019, the Company adopted the Financial Accounting Standards Board's (the "FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the "new leases standard"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing essential information about leasing arrangements. The Company adopted the new lease standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated for contracts existing at the time of adoption. The Company currently does not have any operating lease over one year term to require accessing (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Income Taxes

Income taxes are accounted for under the asset and liability method stipulated by ASC 740 "Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases and operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized using a valuation allowance. A valuation allowance is applied when in management's view, it is more likely than not that such deferred tax asset will be unable to be utilized.

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

The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2023, and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

For the three months ended March 31, 2023, and 2022, the Company incurred no stock-based compensation.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records any "beneficial conversion feature" ("BCF") intrinsic value as additional paid-in capital and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If the underlying debt is converted, a proportionate share of the unamortized amounts is immediately expensed.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt, whether convertible or not, or with other considerations. These costs are recorded as debt discounts and are amortized over the life of the obligation to the statement of operations as amortization of debt discount.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on March 3, 2023 and December 31, 2022, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,608,485.24	$1,608,485.24

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$2,655,332	$2,655,332

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On March 31, 2023 and December 31, 2022, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 "Debt—Debt with Conversion and Other Options." The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted this standard and determined no material impact on its financial statements.

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

Common Stock

As of March 31, 2023, and December 31, 2022, the Company had 1,712,584,165 and

1,557,397,662 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares for cash amounting to $35,000

During the three months ended March 31, 2022, the Company had no issuance of shares.

Stock Options

There was no stock options issuance during the three months ended March 31, 2023, and 2022. All stock options issuance previous to 2021 were either exercised or expired.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

On November 25, 2014, the Company issued an unsecured promissory note to an individual in the amount of $100,000 at 10% interest and due on April 1, 2015. On April 1, 2016, the Company entered into a forbearance agreement. The Company was granted an extension of the note through September 30, 2016, in consideration of 150,000 shares of common stock valued at $150,000 with interest accruing after March 29, 2016, at 12%. The lender was issued an additional 50,000 shares valued at $50,000 to extend the note to August 31, 2017. During the year ended December 31, 2019, the Company made a $15,000 repayment. The initial extension fee was amortized ratably over the extension period of 180 days.

The note and accrued interest were $277,771 as of March 31, 2023 and $250,464 as of December 31, 2022. The note is currently in default.

Convertible Notes Payable

As of March 31, 2023, and December 31, 2022 convertible notes outstanding are 1,272,717 and $1,243,243 respectively.

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, "Derivatives and Hedging," and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for convertible notes and warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheet on March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Principal balances	$1,180,001	$1,180,001
Discount	(92,000)	(92,000)
Accrued Interest	(184,716)	(155,243)
	$1,266,025	$1,243,243

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months’ period ended March 31, 2023 and 2022, net cash proceeds of $75,227 and $41,095 respectively were received from related parties for operating expenses. Advances from related parties accumulated balances as of March 31, 2023 and December 31, 2022, were 439,457 and $383,686.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. As of March 31, 2023 the note have an accumulated interest of $32,568.

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

Balances of all loans due to related parties as of March 31, 2023:

	Principal	Accrued Interest	Total
Promissory note - related party (net of $17,594 discount)	$447,150	$51,511	$498,661
Convertible notes – Related party	50,000	32,568	82,568
Related Party Loans	208,150	52,526	260,666
Total Related Parties Loans	705,300	132,595	$841,895

NOTE 7 – LEASES

The Company’s right-of-use assets under operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of March 31, 2022.

The company currently do not have any long-term operating lease. Our operating lease expenses of 0 and $ 1,601 and $ 586 for the three months ended March 31, 2023 and 2022 respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of March 31, 2023 and December 31, 2022 for the following:

One matter is entitled Randazzo LLC v. Avani Holdings LLC & Global Fashion Technologies, Inc. The plaintiff initiated this litigation to evict Avani Holdings LLC from its rented premises in California and to recover unpaid rent. The Company does not operate outside the premises and has never signed any leases or other documents with the plaintiff. A judgment of eviction was entered, but the Company does not operate out of the premises in question and therefore did not appear in the matter to oppose the judgment of eviction. The plaintiff is also seeking unpaid rent in the amount of $26,595

The second matter is entitled Patricia Witthuhn v. Global Fashion Technologies, Inc. The plaintiff initiated this litigation to collect wages allegedly due pursuant to her employment with Avani Holdings LLC. The Company never hired Ms. Witthuhn and never acquired Avani Holdings, LLC. Consequently, there is no legitimate cause of action against the Company. However, the Company cannot hire outside counsel for this litigation due to cash flow constraints. The amount being sought by the plaintiff is approximately $15,000.

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

Potentially dilutive securities were comprised of the following:

	March 31, 2023	December 31, 2022
Warrants	11,000,000	11,000,000
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	936,887,548	936,887,548
	950,587,548	950,587,548

NOTE 10 – SUBSEQUENT EVENTS

On April 26, 2023, Authentic Holdings, Inc. (the “Company”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became a wholly-owned subsidiary of the Company.

The Company had evaluated subsequent events for recognition and disclosure as of May 15, 2023, when the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, market acceptance of our products and services, successful training and educational seminars, availability of capital, interest rates, competition, cybersecurity, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further, information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.”. Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

The Company created subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of March 31, 2023 or 2022.

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

On April 26, 2023, Authentic Holdings, Inc. (the “Company”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became a wholly-owned subsidiary of the Company.

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

We have never declared bankruptcy or been in receivership. We have earned minimal revenues and have limited cash on hand. We have sustained losses since inception and have primarily relied upon the sale of our securities and loans from related parties for funding.

Our Current Business

Authentic Holdings, Inc. comprises three separate subsidiaries. The Authentic Heroes, Inc. subsidiary has patented technology that takes the original event worn apparel from an iconic individual and creates “Fan-wear” collectibles containing fibers from that original. All of the Fan-Wear items have an embedded QR Code that registers the items on our Blockchain for its provenance and immutability.

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

Maybacks Global Entertainment is an Over the Air and Platform driven television network with 25 channels of various programs that include movies, sports, talk shows and live events. Many of those programs being proprietary content. Maybacks Global Entertainment will generate revenue through the placement of insert advertisements, revenue share programs, channel access fees and barter. Maybacks has agreements with “Local Now” Byron Allen’s National Network and several other networks looking to carry Maybacks programing.

Maybacks is looking to capitalize on the “cutting the cord” phenomenon and take advantage of its low operating costs and ability to offer free TV and channel access for established organizations at a fraction of what cable and satellite dish companies charge.

There are many Over the Air and platform driven television networks with greater financial resources and experience in running such as Sling TV which is owned by DISH Network as well as many other independent networks. We will compete with many firms, including corporations with large divisions, many of these companies have great financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can.

Results of Operations for the Three Months Ended March 31, 2023 and 2022.

Below is a summary of the results of operations for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022	Change	%
REVENUE	$-	$-
COST OF REVENUES	-	-	-
GROSS PROFIT (LOSS)	-	-	-

OPERATING EXPENSES	-	-	-
General and administrative	55,300	22,200	33,100	60%
Depreciation and Amortization	11,503	29,485	(17,982)	-156%
Professional and Legal Fees	14,113	32,250	(18,137)	-129%
Research and Development	33,865	-	33,850	100%
Total Operating Expenses	$114,766	$83,935	30,831	27%

LOSS FROM OPERATIONS	(114,766)	(83,935)	(30,831)

OTHER INCOME (EXPENSE)	-	-	-
Income (Loss) on change in fair value of derivative liabilities	1,046,847	570,008	476,839	46%
Gain from extinguishment of debt	-	15,856	(15,856)	-100%
Interest expense and financing costs	(37,589)	(15,501)	(22,088)	59%
Interest expense - related parties	(10,059)	(95,401)	85,342	-848%
Total other income (expense)	1,094,495	474,962	524,237	48%
NET LOSS	$(1,209,261)	$(391,027)	$(818,234)	68%

Revenue

We had no revenue for the three months ended March 31, 2023, and no revenue for the same period in 2022. We expect that revenue will increase in future quarters as a currently, we are in the process of re-building a more fortified, secure, and user-friendly platform for storing and claiming our future NFTs. We are also building a landing platform on top of our current NFT platform which will be an industry first. This platform’s purpose is to help NFT investors recapture the losses incurred on certain types of projects. In the process it will create substantial opportunities for us and will give us tremendous credibility in the Blockchain and NFT community. We expect to announce the completion of that project in late June and potentially launch it in late the July August timeframe.

We will also start work shortly on a project which will have its roots in the music industry that will include many artists and will be a game driven project with prizes awarded at the end of each contest period which could include free concert tickets, back-stage passes, airfare to and from the concert. The future is looking very bright for our NFT platform, and we fully expect it to become an integral part of our company.

Operating expenses

Operating expenses increased/decreased by 27% in the amount of $ 30,831 for the three months ended March 31, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

General and administrative expense increased by $33,100 or 60% for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increase in travel expenses by $13,613 or 155% compared to previous year travel expenses, increase in various fillings fees and licenses $10,544 or  90% increase compared to previous year and increase in personnel expenses by $4,455 or 370% compared to previous year’s subcontractor expenses.

Depreciation and amortization decreased by $11,503 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to $16,667 amortization of right of use asset as a result of expiration of long-term lease.

Professional and legal fees decreased by $18,137 for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to $17,000 decrease in investment consulting fees.

Product development increased by $33 865, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to development of additional service product lines during the first quarter of 2023..

Other Income

Other income decreased by $818, 234 for the three months ended March 31, 2023, compared to the same period in 2022, primarily as a result of the gain in the valuation of derivative liabilities.

Net Loss

We recorded a net loss of $1,209,261 for the three months ended March 31, 2023, as compared with a net loss of  $ 391, 027 for the same in 2022.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$228	$0	$228	100%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2023, and 2022.

	For the Three Months Ended March 31,
	2023	2022
Net cash provided (used) in operating activities	$(125,670)	$(94,616)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	126,204	101,095
Net increase (decrease) in cash and cash equivalents	$534	$6,479

Operating activities

Net cash used in operating activities was $125,670 during the three months ended March 31, 2023 and consisted of the net loss of $1,209,261 offset by the non-cash items for the three months ended March 31, 2023 of $ 1,083,591 consisted of gain in change in fair value of derivative liabilities $1,046,847 offset  depreciation and amortization expenses $11,503. The significant change in operating assets and liabilities was $25,241 consisted of accounts payable and accrued expenses.

Net cash used in operating activities was $94,616 during the three months ended March 31, 2022 and consisted of net income of $391,027, offset by the non-cash items $ 573,378 for the three months ended March 31, 2022, consisted of gain in change in derivative liability of $570,008 and depreciation and amortization of $29,485 The significant change in operating assets and liabilities was accounts payable and accrued expenses $37,711and accrued interest expenses $22,294.

Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2023, and 2022

Financing activities

Net cash provided in financing activities for the three months ended March 31, 2023, and 2022 was $126,204 and $101,095 respectively, consisted of the following:

Three Months ended March 31,	2023	2022
Advances from related parties	$48,230	$41,095
Proceeds from unsecured loans	12,500	-
Proceeds from issuance of common stock and warrants	35,000	60,000
Net proceeds from convertible notes	30,474
Net cash provided by financing activities	$126,204	$101,095

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $37,589,574 and a working capital deficit of $5,691,063 as of March 31, 2023 and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

We currently do not see any need to raise additional capital at this time. Our current capital investors are on favorable terms, and we expect that we will be able to execute our business plan, grow the business and start generating greater revenue. We have no current plans to restrict our operations at this time. The Company may require additional funding to finance the growth of its current and expected future operations as well to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: May 22, 2023	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: May 22, 2023	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

