Form 10-Q
period 2023-06-30
Authentic Holdings, Inc.
filed 2023-08-21
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 1,978,087,926 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,825	$-
Prepaid interest and deposits	-	-
Advances	450,000	$625,000
Total Current Assets	459,825	625,000

Property and equipment, net of depreciation	45,968	68,206
Intangible assets	17,756	18,473

TOTAL ASSETS	$523,549	$711,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	-	306
Accounts payable and accrued liabilities	226,895	234,641
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	306,303	250,464
Convertible notes and accrued interest - net of debt discount of $92,000 and $155,641 respectively.	1,037,218	1,243,243
Convertible notes and accrued interest - related party	84,568	82,568
Promissory Notes and Accrued Interest	40,000
Promissory note and accrued interest - related party	502,093	495,308
Derivative liabilities	1,310,008	1,608,485
Advances from related parties	417,054	383,686
Related party loans and accrued interest	264,050	263,529
Self Liquidating Promissory Notes	168,750	165,000
Total Current Liabilities	4,858,189	5,228,480
Stockholders’ Deficit
Preferred stock, Series B, $0.001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	200	200
Preferred stock, Series D, $0.001 par value, 100,000 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,875,685,127 and 1,557,397,662 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	1,875,684	1,557,397
Additional paid-in capital	30,397,322	30,305,914
Accumulated deficit	(36,607,845)	(36,380,313)
Stockholders' deficit	(4,334,640)	(4,516,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$523,549	$711,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-
OPERATING EXPENSES
General and administrative	16,342	30,081	71,643	52,281
Depreciation and Amortization	11,450	29,485	22,953	58,970
Professional and Legal Fees	69,039	19,099	90,698	51,349
Officer salaries and compensation	-	-	-	-
Stock based compensation	-	-	-	-
Research and Development	15,545	-	41,850	-
Total Operating Expenses	$112,376	$78,665	227,144	162,600

LOSS FROM OPERATIONS	(112,376)	(78,665)	(227,144)	(162,600)

OTHER INCOME (EXPENSE)
(Income) Loss on change in fair value of derivative liabilities	(1,261,330)	(91,254)	(214,483)	478,754
Gain from extinguishment of debt	-	-	-	15,856
Interest expense and financing costs	38,173	(19,601)	75,763	(35,102)
(Income) Loss on Joint Venture	50,000		50,000
Interest expense - related parties	(4,184)	(7,433)	5,874	(102,834)
Other expense	19,800	(3,750)	83,235	(3,750)

Total other expense	(1,157,541)	(122,038)	389	352,924

NET Income (Loss)	(1,045,165)	(200,703)	(227,532)	190,324

Net loss per share	$(0.0005)	$(0.0001)	$(0.00001)	$0.0002

Weighted average common shares outstanding	1,792,805,853	1,452,110,332	1,741,057,770	1,253,569,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

 Condensed Consolidated Statement of Stockholders' Deficit

For the Three and Six Months Ended June 30 , 2023 and 2022

					Additional		Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2021	200,000	$200	1,450,210,322	$1,450,210	$30,092,729	(35,222,530)	$(3,679,391)
Issuance of shares for conversion of notes			15,638,695	15,638	46,769		62,407
Stock issued for cash							-
Stock warrants issued for cash					60,000		60,000
Net income (loss)						391,027	391,027
Balance March 31, 2022	200,000	$200	1,465,849,017	$1,465,848	$30,199,498	$(34,831,503)	$(3,165,957)
Issuance of shares for conversion shares			39,582,832	39,583	60,417		100,000
Net Income (Loss)						(200,703)	(200,703)
Balance June 30, 2022	200,000	$200	1,505,431,849	1,505,431	$30,259,915	$(35,032,206)	$(3,266,660)

Balance December 31, 2022	200,000	$200	1,557,397,662	$1,557,397	30,305,914	(36,380,313)	(4,516,802)
Isusance of shares for conversion of notes							-
Stock issued for cash			15,555,556	15,556	19,445		35,001
Adjustment shares issued			139,630,947	-	-	-	-
Net income (loss)						(1,209,261)	(1,209,261)
Balance March 31, 2023	200,000	$200	1,712,584,165	$1,572,953	$30,325,359	$(37,589,574)	$(5,691,062)
Adjustment shares issued			(139,630,947)
Issuance of shares for conversion of notes			302,731,907	302,731	71,695		374,697
Net Income (Loss)						(227,532)	(227,532)
Balance June 30, 2023	200,000	$200	1,875,685,125	$1,875,684	$30,397,322	$(36,607,845)	$(4,334,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(227,532)	$190,324
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	(298,477)	(478,754)
Extinguishment of derivative liabilities
Conversion of notes payable to equity		7,186
Depreciation – Property and equipment	22,954	24,972
Amortization – Intangible assets		33,998
Changes in operating assets and liabilities:
Bank Indebtedness		(2,455)
Expense paid for subsidiary
Inventory
Advances to joint venture	175,000
Prepaid interest and deposits
Expenses paid for subsidiary		(325,000)
Accounts payable and accrued expenses	(8,052)	(37,711)
Accrued interest		113,647
Net cash used in operating activities	$(336,107)	$(473,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from related party	-
Acquisition of equipment		(4,022)
Net cash used in investing activities	-	(4,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	$33,888	$33,439
Proceeds from stock warrants		60,000
Proceeds form promissory notes	46,785
Proceeds from issuance of common stock	409,696
Proceeds from unsecured loans	55,839	-
Proceeds from Self Liquidating notes	3,750	55,221
Net proceeds from convertible notes	(204,025)	354,777
Net cash provided by financing activities	$345,933	$503,437

Net change in cash and cash equivalents	9,825	25,622
Cash and cash equivalents – beginning of period		-
Cash and cash equivalents – end of period	$9,825	$25,622

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convertible notes settlement	$374,696.95	$78,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Authentic Holdings Inc. (formerly Global Fiber Technologies, Inc.) was incorporated in Nevada on March 25, 2005 as “Premier Publishing Group, Inc.” Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.

After ceasing the publishing operations, the Company's operations consisted solely of utilizing the expertise of its board Members and outside agents to further the efforts of its advisory services business plan through a wholly owned subsidiary known as Trident Merchant Group, Inc.  On April 20, 2011 the Company filed an amendment with the Nevada Secretary of State for a name change to Premiere Opportunities Group, Inc.  which became official on June 29, 2011.

During the fourth quarter of 2013, the Company became involved in the manufacturing and global distribution of ladies’ apparel.  However, in 2014 the Company stopped developing a footprint in the apparel business due to cash restraints and logistics and ceased agreements with all third parties.  On August 4, 2014,  the Company filed an amendment to the articles of incorporation to change the name of the Company to Global Fashion Technologies, Inc.

On January 11, 2017 the Company filed an amendment to change the name of the Company to Eco Tek 360, Inc.  In November 2018, the Company created a new subsidiary, Fiber Chain, Inc., for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of March 31, 2023 or 2022.

On April 18, 2019, the Company filed an amendment to change the name of the Company to Global Fiber Technologies, Inc.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Global Fiber Technologies, Inc., for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets. AHI has commenced minimal operations.

The Company’s business plan is to operate three separate subsidiaries. Authentic Heroes is a company with proprietary know how and patented technology that is currently operating in the memorabilia industry. It has licenses with Universal Music Group artists RUN DMC, YUNGBLUD and is in discussions with several other music artists. Ecotek360 is a fiber rejuvenation technology company. It plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets and is still in the development stage but running testing in the joint venture with Fiber Conversion Inc a joint development partner in Broadalbin NY. Fiber Chain, Inc. is still in the development stage and its business plan is to operate as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions.

On April 26, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became a wholly-owned subsidiary of the Company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 100,000 shares of the Company’s newly created Series C Preferred Stock were issued to the holders of Maybacks in exchange for their membership interests of Maybacks.

The Purchase Agreement includes a funding obligation, which requires the Company to provide capital to fund the monthly expenses of Maybacks.

On June 20, 2023, the Company closed an Asset Purchase Agreement (the “Asset Agreement”) with Goliath Motion Picture Promotions owned by Priscella Cooper (the “Seller”). On the Closing Date, pursuant to the Asset Agreement, the Company acquired various full-length motion pictures and serial television shows (the “Assets”). In exchange for the Assets, the Company issued to the Seller 100,000 shares of the Company’s Series D Preferred Stock, par value $0.001 with state value of $50 per share.

Management plans to raise additional debt or equity and continue to settle obligations by issuing stock, as well as grow other debt and equity until the Company generates positive cash flow from an operating company. However, the Company’s financial statements show an accumulated deficit of $37.7 million as of June 30, 2023, with a net working capital deficit of $5.6 million and limited cash resources. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year-end.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority-owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc., which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC, and ECO CHAIN 360, Inc., had no operations, assets, or liabilities as of December 31, 2022, and 2021. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., of which the Company owns 80%.

The Company filed articles of Merger with the Secretary of State of Nevada to effectuate a merger with its wholly-owned subsidiary, Authentic Holdings, Inc. Shareholder approval was optional under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in our name to “Authentic Holdings, Inc.” The Company’s Articles of Incorporation have been amended to reflect this name change.

Reclassifications

Specific amounts in the prior period’s financial statements have been reclassified to conform to the current presentation. These reclassifications did not affect the reported consolidated net loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower cost (first-in, first-out method) or net realizable value.

On June 30, 2023, and December 31, 2022, the Company had no acquired inventories.

Equipment

Property and equipment are stated at cost. Costs of replacements and significant improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	June 30,	December 31,
	2023	2022
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
TOTAL Equipment	240,853	240,853
Less accumulated depreciation	(194,885)	(172,648)
	$45,968	$68,206

Depreciation expenses amounted to $22,236 and $25,636 for the six months ended June 30, 2023 and 2022, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2023, and 2022, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Patent	$12,406	$12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	148,096	148,096
Less accumulated amortization	(189,848)	(129,623)
	$17,756	$18,473

Amortization expenses amounted to $717 and $664 for the six months ended June 30, 2023 and 2022, respectively.

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

Accounts Receivable

Accounts receivables are recorded following ASC 310,” Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company has no amount recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in its existing accounts receivable. Based on management’s estimate and all charges being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2023, and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

For the six months ended June 30, 2023, and 2022, the Company incurred no stock-based compensation.

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

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following Six categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs.

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on June 30, 2023 and December 31, 2022, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,608,485.24	$1,608,485.24

June 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,310,008	$1,310,008

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On June 30, 2023 and December 31, 2022, the Company had no amounts above the FDIC limit.

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

NOTE 3 – CAPITAL STOCK

Preferred Stock

Series B Preferred Stock

In September 2014, the Company designated a "Series B Convertible Preferred Stock" (the "Series B Preferred").  The  Company had originally allocated 1,000,000 shares to the series, par value $0.001 per share, and features included super voting rights of 10,000 votes per share, non-cumulative dividends at 8% per annum, accrued daily, and a liquidation preference over the common stock, along with other features contained in the Certificate of Designation for the Series B Preferred Stock filed with the State of Nevada.

On June 20, 2023, the Board of Director and the outstanding shareholders of the Series B Preferred Stock consented to amend and restate the Certificate of Designation for the Series B Preferred Stock, to (i) reduce the number of authorized preferred stock designated to the Series B Preferred Stock to 400,000 shares, (ii) revise the liquidation preference of the Series B Preferred Stock from a preferred payout to a parity payout in any liquidation with the common stock and Series C Preferred Stock of the Company, and (iii) to change the language with respect to dividends, such that the Series B Preferred Stock shall have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose.

Series C Preferred Stock

On April 26, 2023, the Board of Directors created, out of the available shares of preferred stock, par value $0.001 per share, a series of preferred stock known as “Series C Preferred Stock” consisting of 100,000 shares.

Under the terms of the Certificate of Designation for the Series C Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series C Preferred Stock shall rank pari passu with the Series B Preferred Stock and common stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

The outstanding shares of Series C Preferred Stock shall automatically convert into shares of our common stock upon the following to occur:

•

Upon the two-year anniversary of the filing of the Certificate of Designation with the State of Nevada, 25% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

•

Upon achievement by Maybacks of reaching 40 channels, 50% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

•

Upon the achievement by Maybacks of reaching the first $250,000 in “net ad revenue” (post ad agency payout), 2.5% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

•

After the achievement by Maybacks of reaching the first $250,000 in “net ad revenue” (post ad agency payout), for each successive nine (9) times that Maybacks achieves $250,000 in “net ad revenue” (post ad agency payout), 2.5% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

In the event that the Company goes through a “Change of Control” event, the foregoing milestone achievements above shall be deemed accomplished and all rights to the shares of Common Stock shall immediately vest prior to the close of such Change of Control event.

Series D Preferred Stock

On June 20, 2023, the Board of Directors created, out of the available shares of preferred stock, par value $0.001 per share, a series of preferred stock known as “Series D Preferred Stock” consisting of 100,000 shares.

Under the terms of the Certificate of Designation for the Series D Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series D Preferred Stock shall not have voting rights except as it pertains to altering the rights associated with the Series D Preferred Stock. The Series D Preferred Stock shall have a stated value of $50 per share (the “Stated Value”) and each share shall be entitled to a preference over the common stock, the Series B Preferred Stock, and the Series C Preferred Stock of the Stated Value upon the liquidation, dissolution and winding up of the Company. Each share of Series D Preferred Stock shall be convertible, at any time after three years of issuance or immediately in the event of a change in control at the option of the Holder thereof, into that number of shares of common stock (subject to a beneficial ownership limitation of up to 9.99%) determined by dividing the Stated Value by the Conversion Price, which is closing price of the common stock of the Company on the OTC, on the day immediately prior to the conversion. The Company has the right to redeem the Series D Preferred Stock after five years by making a payment of cash equal to 106% of the sum of an amount equal to the total number of Series D Preferred Stock held by the Holder multiplied by the Stated Value. In the event of a change in control, the company shall redeem the outstanding shares of Series D Preferred Stock by making a payment in cash using the same formula.

Common Stock

As of June 30, 2023, and December 31, 2022, the Company had 1,875,685,127 and 1,557,397,662 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares for cash amounting to $35,000; and

•	Issued 302,731,909 shares for conversion of notes valued at $175,187.

During the six months ended June 30, 2022, the Company had no issuance of shares.

Stock Options

No stock options were issued during the six months ended June 30, 2023, and 2022. All stock options issued previous to 2021 were either exercised or expired.

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

The unsecured note and accrued interest were $306,303 as of June 30, 2023 and $250,464 as of December 31, 2022. The note is currently in default.

Convertible Notes Payable

As of June 30, 2023, and December 31, 2022, convertible notes outstanding are $1,022,359 and $1,243,243 respectively.

The following table summarizes the convertible notes included in the balance sheet on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Principal balances	$938,330	$1,180,001
Discount	(87,000)	(92,000)
Accrued Interest	(185,888)	(155,243)
	$1,037,218	$1,243,243

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2023:

 Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,608,485
Net Loss (gain) on change in fair value of the derivative	(214,483)
Adjustment due to conversion of notes	(83,994)
Balance – June 30, 2023	$1,310,008

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months that ended June 30, 2023, and 2022, net cash proceeds of $33,388 and $33,439, respectively, were received from related parties for operating expenses. Advances from related parties accumulated balances as of June 30, 2023, and December 31, 2022, were $417,054 and $383,686, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Authentic Holdings Inc., formerly Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for six-month periods.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. As of June 30, 2023 the note have an accumulated interest of $32,568.

Related Party Loans

During 2016, the Company received loans from the CEO and board of directors totaling $284,900. In the year ended December 31, 2017, the Company received additional loans from these individuals of $160,650. The loans bear interest at 5% per annum and matured on June 30, 2017, and September 30, 2017. During the year ended December 31, 2017, $241,059 of the notes and interest was converted at approximately $0.19 for 580,000 common shares. The conversion of debt resulted in a gain on extinguishment of debt in the amount of $130,859 in the year ended December 31, 2017.

Balances of all loans due to related parties as of June 30, 2023:

	Principal	Accrued Interest	Total
Promissory note – related party (net of $17,594 discount)	$429,556	$72,537	$502,093
Convertible notes – Related party	50,000	34,568	84,568
Related Party Loans	208,150	55,900	264,050
Total Related Parties Loans	687,706	167,005	$854,711

NOTE 7 – LEASES

The Company’s right-of-use assets under the operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of June 30, 2023.

The company currently does not have any long-term operating lease. Our operating lease expenses of $0 for the six months ended June 30, 2023 and $1,601 for the year ended December 31, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is a party to six pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of June 30, 2023 and December 31, 2022, for the following:

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

Potentially dilutive securities were comprised of the following:

	June 30, 2023	December 31, 2022
Warrants	11,000,000	11,000,000
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	936,887,548	936,887,548
	950,587,548	950,587,548

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the reporting period, the Company issued 102,402,799 shares for conversion of notes valued at $61,441.

The Company had evaluated subsequent events for recognition and disclosure as of August 21, 2023, when the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

The Company created subsidiary, ECO CHAIN 360, Inc. in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of June 30, 2023 or 2022.

On June 18, 2019, the Company completed its acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. for the consideration of 6,400,000 shares of common stock of the Company to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for Six-month periods. In addition, the Company issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by the Company, to hold the purchased assets.

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

On April 26, 2023, the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became a wholly-owned subsidiary of the Company.

Maybacks is an Over the Air and Platform driven television network with 25 channels of various programs that include movies, sports, talk shows and live events. Many of those programs being proprietary content. Maybacks generates revenue through the placement of insert advertisements, revenue share programs, channel access fees and barter. Maybacks has agreements with “Local Now” Byron Allen’s National Network and several other networks looking to carry Maybacks programing.

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

On June 20, 2023, the Company closed an Asset Purchase Agreement (the “Asset Agreement”) with Goliath Motion Picture Promotions owned by Priscella Cooper (the “Seller”). On the Closing Date, pursuant to the Asset Agreement, the Company acquired various full-length motion pictures and serial television shows (the “Assets”).

As a result of the Asset Agreement and the acquisition of the Assets, the Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks. It is the Company’s intention to start the tokenization process within thirty (30) days of this filing and have the “Alpha” version completed within 90 days from its start date. Once the first 1000 movies are tokenized it is the Company’s intention to market those movies on its own Video on Demand and Linear Television platforms. In addition, the Company plans to aggressively market its tokenized platform to other TV networks as well as major film production and distribution companies.

Management plans to raise additional debt or equity and continue to settle obligations by issuing stock, as well as grow other debt and equity until the Company generates positive cash flow from an operating company. However, the Company’s financial statements show an accumulated deficit of $37.7 million as of June 30, 2023, with a net working capital deficit of $5.6 million and limited cash resources. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Results of Operations for the Six Months Ended June 30, 2023 and 2022.

Below is a summary of the results of operations for the six months ended June 30, 2023 and 2022.

	For the Six months ended June 30,
	2023	2022	Change	%
REVENUE	$-	$-	-	-
COST OF REVENUES	-	-
GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES	-	-	-
General and administrative	71,643	52,281	19,362	37%
Depreciation and Amortization	22,953	58,970	(36,017)	-61%
Professional and Legal Fees	90,697	51,349	39,348	77%
Research and Development	41,850	-	41,850	100%
Total Operating Expenses	$227,143	$162,600	64,544	40%

LOSS FROM OPERATIONS	(227,143)	(162,600)	(64,544)	40%

OTHER INCOME (EXPENSE)	-	-	-
Income (Loss) on change in fair value of derivative liabilities	(214,483)	478,754	(693,327)	145%
Gain from extinguishment of debt	-	-	(15,856)	-100%
(Income) Loss on Joint Venture	50,000		50,000	100%
Interest expense and financing costs	75,763	(35,102)	110,865	-316%
Interest expense - related parties	5,874	(102,834)	108,708	-105%
Other Expoenses	83,235	(3,750)	86,985	-2320%
Total other income (expense)	389	352,924	(352,535)	-100%
NET INCOME (LOSS)	$(227,532)	$190,324	$(417,857)	-220%

Revenue

We had no revenue for the six months ended June 30, 2023, and 2022. We expect that revenue will increase in future quarters as we are currently re-building a more fortified, secure, and user-friendly platform for storing and claiming our future NFTs. We are also building a landing platform on top of our current NFT platform, which will be industry-first. This platform’s purpose is to help NFT investors recapture the losses incurred on certain types of projects. In the process, it will create substantial opportunities for us and give us tremendous credibility in the Blockchain and NFT community. We expect to announce the completion of that project in late June and potentially launch it in late August.

We will also start work shortly on a project which will have its roots in the music industry that will include many artists and will be a game-driven project with prizes awarded at the end of each contest period, which could include free concert tickets, backstage passes, airfare to and from the concert. The future looks bright for our NFT platform, and we fully expect it to become an integral part of our company.

Operating expenses

Operating expenses increased by 39% in the amount of $64,544 for the six months ended June 30, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

General and administrative expenses increased by$19,362 or 37% for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in advertising and promotion expenses by $23,041 or 250% compared to the previous year advertising and promotional expenses.

Depreciation and amortization decreased by $36,017 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to $33,334 amortization of right of use asset as a result of the expiration of long-term lease.

Professional and legal fees increased by $39,348 for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to $19,700 in other consulting fees.

Research and development increased by $41,850, for the six months that ended June 30, 2023, compared to the same period in 2022, primarily due to the development of blockchain built put and NFT platform service product lines during the first quarter of 2023.

Other Income (Expenses)

Other expenses was $389,323 for the six months ended June 30, 2023, compared to other income of $352,924 for the same period in 2022, primarily as a result of the loss in the valuation of derivative liabilities $214,483,  and loss in a  joint venture of $50,000

Net Loss

We recorded a net loss of $227,532 for the six months ending June 30, 2023, compared with net income of  $190,324 for the same period in 2022.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through private placements and convertible notes. The following is a summary of the cash and cash equivalents as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$9,824	$0	$9,824	100%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2023, and 2022.

	For the Six Months Ended June 30,
	2023	2022
Net cash provided (used) in operating activities	$(336,107)	$(473,793)
Net cash provided by (used in) investing activities	-	4,022
Net cash provided by (used in) financing activities	345,932	503,437
Net increase (decrease) in cash and cash equivalents	$9,825	$25,622

Operating activities

Net cash used in operating activities was $336,107 during the six months ended June 30, 2023 and consisted of the net loss of $227,532 offset by the non-cash items for the six months ended June 30, 2023, of $298,477 change in change in fair value of derivative liabilities offset by the gain on derivative liabilities due to conversion of note payable, and a $22,954 decrease in depreciation and amortization expenses. The significant change in operating assets and liabilities was $175,000 in advances to Joint Venture.

Net cash used in operating activities was $473,793 for the six months ended June 30, 2022, and consisted of net income of $190,324, offset by a gain in change in derivative liability of $478,754 and an increase in Advances $325,000.

Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2023.  The Company used $4,022 to purchase office equipment during the six months ended June 30, 2022.

Financing activities

Net cash provided in financing activities for the six months ended June 30, 2023, and 2022 was $145,868 and $503,437, respectively, consisting of the following:

Six Months ended June 30,	2023	2022
Advances from related parties	$33,388	$33,439
Proceeds from promissory notes	46,785	-
Proceeds from issuance of common stock and warrants	406,696	115,221
Proceeds from Self Liquidating notes	3,750.00
Proceeds from Unsecured loans	55,839
Net proceeds from convertible notes	-204,025	354,777
Net cash provided by financing activities	$345,933	$503,437

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $36,607,845 and a working capital deficit of $4,398,364 as of June 30, 2023, and future losses are anticipated. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have yet to generate any revenues from operations to implement our business plan fully. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the Six months ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, the Company is a party to Six pending litigation matters.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, the Company issued common shares as follows:

•	15,555,556 shares for cash amounting to $35,000; and

•	302,731,907 shares for conversion of notes valued at $296,665.

The Company is required to issue a total of 100,000 shares of Series C Preferred Stock in connection with the Purchase Agreement, which shares are expected to be issued soon.

The Company is required to issue a total of 100,000 shares of Series D Preferred Stock in connection with the Asset Agreement, which shares are expected to be issued soon.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: August 21, 2023	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: August 21, 2023	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

