Form 10-Q
period 2023-09-30
Authentic Holdings, Inc.
filed 2023-11-20
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 15, 2023, there were 1,978,087,926 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$563	$-
Prepaid interest and deposits	-	-
Advances	450,000	$625,000
Total Current Assets	450,563	625,000

Property and equipment, net of depreciation	34,850	68,206
Intangible assets	15,591	18,473

TOTAL ASSETS	$501,004	$711,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	-	306
Accounts payable and accrued liabilities	224,259	234,641
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	309,834	250,464
Convertible notes and accrued interest - net of debt discount of $97,000 and $155,641 respectively.	1,185,693	1,243,243
Convertible notes and accrued interest - related party	85,568	82,568
Promissory Notes and Accrued Interest	40,500
Promissory note and accrued interest - related party	505,526	495,308
Derivative liabilities	1,873,114	1,608,485
Advances from related parties	411,599	383,686
Related party loans and accrued interest	266,433	263,529
Self Liquidating Promissory Notes	186,875	165,000
Total Current Liabilities	5,590,651	5,228,480
Stockholders’ Deficit
Preferred stock, Series B, $0.001 par value, 400,000 shares authorized, 400,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	200	200
Preferred stock, Series C, $0.001 par value, 100,000 shares authorized, and 100,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	100	-
Preferred stock, Series D, $0.001 par value, 100,000 shares authorized, and 100,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	100	-
Common stock $0.001 par value, 2,500,000,000 shares authorized, 1,875,685,127 and 1,557,397,662 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	1,875,684	1,557,397
Additional paid-in capital	30,362,015	30,305,914
Accumulated deficit	(37,327,746)	(36,380,313)
Stockholders' deficit	(5,089,647)	(4,516,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$501,004	$711,679

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-
OPERATING EXPENSES
General and administrative	51,708	116,978	160,423	169,259
Depreciation and Amortization	13,283	20,806	36,237	79,776
Professional and Legal Fees	14,200	36,475	97,298	87,824
Officer salaries and compensation	-	-	-	-
Stock based compensation	-	-	-	-
Research and Development	5,463	-	54,858	-
Total Operating Expenses	$84,654	$174,259	348,816	336,859

LOSS FROM OPERATIONS	(84,654)	(174,259)	(348,816)	(336,859)

OTHER INCOME (EXPENSE)
Income/(Loss) on change in fair value of derivative liabilities	(563,106)	-	(348,623)	478,754
Gain/(Loss) on conversion of notes	-	-	(46,153)	15,856
Income/(Loss) on Joint Venture			(50,000)
Interest expense and financing costs	(65,324)	(64,267)	(141,087)	(99,369)
Interest expense - related parties	(6,817)	(7,433)	(12,690)	(110,267)
Other expense	-	(3,000)	-	(6,750)

Total Other Expense	(635,247)	(74,700)	(598,553)	278,224

Net Income (Loss)	(719,901)	(248,959)	(947,369)	(58,635)

Net loss per share	$(0.0004)	$(0.0002)	$(0.0005)	$(0.0000)

Weighted average common shares outstanding	1,970,198,993	1,511,910,607	1,978,087,926	1,534,320,739

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

 Condensed Consolidated Statement of Stockholders' Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2021	200,000	$200					1,450,210,322	$1,450,210	$30,092,729	$(35,222,530)	$(3,679,391)
Conversion of Notes Payable							15,638,695	15,638	46,769	-	62,407
Stock warrants issued for cash									60,000		60,000
Net Income (loss) for the quarter										391,027.00	391,027
Balance March 31, 2022	200,000	$200	-	$-	-	$-	1,465,849,017	$1,465,848	$30,199,498	$(34,831,503)	$(3,165,957)
Issuance of shares for conversion of notes							39,582,832	39,583	60,417	-	100,000
Stock warrants issued for cash											-
Net Income (loss) for the quarter										(200,703.00)	(200,703)
Balance June 30, 2022	200,000	$200	-	$-	-	$-	1,505,431,849	$1,505,431	$30,259,915	$(35,032,206)	$(3,266,660)
Issuance of common stock							28,888,890	28,889	31,111	-	60,000
Stock warrants issued for cash											-
Net Income (loss) for the quarter										(248,959.00)	(248,959)
Balance September 30, 2022	200,000	$200	-	$-	-	$-	1,534,320,739	$1,534,320	$30,291,026	$(35,281,165)	$(3,455,619)

Balance December 31, 2022	200,000	$200					1,557,397,662	$1,557,397	$30,305,914	$(36,380,313)	$(4,516,802)
Issuance of shares for conversion of notes											-
Stock issued for cash							15,555,556	15,556	19,445		35,001
Adjustment shares issued							139,630,947				-
Net Income (loss) for the quarter										(1,209,261)	(1,209,261)
Balance March 31, 2023	200,000	$200	-	$-	-	$-	1,712,584,165	$1,572,953	$30,325,359	$(37,589,574)	$(5,691,062)
Adjustment shares issued							(139,630,947)				-
Issuance of shares for conversion of notes							302,731,907	302,731	71,963		374,694
Net Income (loss) for the quarter										981,792	981,792
Balance June 30, 2023	200,000	$200	-	$-	-	$-	1,875,685,125	$1,875,684	$30,397,322	$(36,607,845)	$(4,334,639)
Adjustment shares issued			100,000	100	100,000	100	102,402,801		(35,307)	-	(35,107)
Stock warrants issued for cash											-
Net Income (loss) for the quarter										(719,901)	(719,901)
Balance September 30, 2023	200,000	$200	100,000	$100	100,000	$100	1,978,087,926	$1,875,684	$30,362,015	$(37,327,746)	$(5,089,647)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(947,369)	$(58,635)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivative liabilities	348,623	(478,754)
Extinguishment of derivative liabilities	-
Conversion of notes payable to equity	46,153	60,180
Depreciation – Property and equipment	33,355	37,115
Amortization – Intangible assets	2,882	42,661
Changes in operating assets and liabilities:
Bank Indebtedness	(306)	(125)
Expense paid for subsidiary
Inventory
Advances to joint venture	175,000	(675,000)
Prepaid interest and deposits
Expenses paid for subsidiary
Accounts payable and accrued expenses	(10,447)	(37,711)
Accrued interest	80,317	126,486
Net cash used in operating activities	$(271,792)	$(933,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related party	-	-
Acquisition of equipment	-	(4,022)
Net cash used in investing activities	-	(4,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	$27,913	$22,939
Proceeds from stock warrants	-	-
Proceeds from promissory notes	116,785	-
Proceeds from unsecured loans	-	-
Proceeds from issuance of common stock and warrants	127,657	55,221
Net proceeds from convertible notes	-	855,866
Net cash provided by financing activities	$272,355	$938,805

Net change in cash and cash equivalents	563	1,000
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$563	$1,000

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Shares issued for convertible notes settlement	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On January 11, 2017 the Company filed an amendment to change the name of the Company to Eco Tek 360, Inc.  In November 2018, the Company created a new subsidiary, Fiber Chain, Inc., for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. The Company owns 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date nor did it have assets or liabilities as of September 30, 2023 or 2022.

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

The Company’s business plan is to operate through its wholly owned and majority owned subsidiaries. Authentic Heroes is a company with proprietary know how and patented technology that is currently operating in the memorabilia industry. It has licenses with Universal Music Group artists RUN DMC, YUNGBLUD and is in discussions with several other music artists. Ecotek360 is a fiber rejuvenation technology company. It has no current operations, but plans on offering branded fabrics, apparel and uniforms to the corporate, hotel, hospital and military markets and is still in the development stage but running testing in the joint venture with Fiber Conversion Inc a joint development partner in Broadalbin NY. Fiber Chain, Inc. is still in the development stage and its business plan is to operate as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions.

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

Management plans to raise additional debt or equity and continue to settle obligations by issuing stock, as well as grow other debt and equity until the Company generates positive cash flow from an operating company. However, the Company’s financial statements show an accumulated deficit of $37,327,746 as of September 30, 2023, with a net working capital deficit of $5,140,024 and limited cash resources. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Maybacks Global Entertainment LLC, Trident Merchant Group, Inc. and Progressive Fashions Inc., and its majority-owned subsidiaries, Leading Edge Fashion, LLC, Pure361, LLC and ECO CHAIN 360, Inc., which are 51% owned. All significant intercompany accounts and transactions have been eliminated. As noted in Note 1, our 51% owned subsidiaries, Pure361, Leading Edge Fashions, LLC, and ECO CHAIN 360, Inc., had no operations, assets, or liabilities as of September 30, 2023, and 2022. Because of this, a non-controlling interest is not reflected in these financial statements. In addition, the Company has consolidated Authentic Heroes, Inc., of which the Company owns 80%.

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

On September 30, 2023, and December 31, 2022, the Company had no acquired inventories.

Equipment

Property and equipment are stated at cost. Costs of replacements and significant improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	September 30,	December 31,
	2023	2022
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
Total Equipment	240,853	240,853
Less accumulated depreciation	(206,003)	(172,648)
	$34,850	$68,206

Depreciation expenses amounted to $33,355 and $37,155 for the nine months ended September 30, 2023 and 2022, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2023, and 2022, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Patent	$12,406	$12,406
Websites	10,690	10,690
Right of use assets	62,356	62,356
Royalties	125,000	125,000
	210,452	210,452
Less accumulated amortization	(194,861)	(191,980)
	$15,591	$18,472

Amortization expenses amounted to $919 and $664 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2023, and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

For the nine months ended September 30, 2023, and 2022, the Company incurred no stock-based compensation.

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

The following table summarizes fair value measurements by level on September 30, 2023 and December 31, 2022, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,608,485	$1,608,485

September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,873,114	$1,873,114

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On September 30, 2023 and December 31, 2022, the Company had no amounts above the FDIC limit.

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

NOTE 3 – CAPITAL STOCK

Preferred Stock

As of September 30, 2023, and December 31, 2022, the Company had 600,000 and 0 shares of its $0.001 par value preferred stock issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued preferred shares as follows:

The Company issued a total of 100,000 shares of Series C Preferred Stock in connection with the Maybacks acquisition.

The Company issued a total of 100,000 shares of Series D Preferred Stock in connection with the Asset Agreement.

During the nine months ended September 30, 2022, the Company had no issuance of preferred shares.

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

Common Stock

As of September 30, 2023, and December 31, 2022, the Company had 1,978,087,926 and 1,557,397,662 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares for cash amounting to $35,000; and

•	Issued 302,731,909 shares for conversion of notes valued at $175,187.

During the nine months ended September 30, 2022, the Company had no issuance of shares.

Stock Options

No stock options were issued during the nine months ended September 30, 2023, and 2022. All stock options issued previous to 2021 were either exercised or expired.

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

The unsecured note and accrued interest were $309,834 as of September 30, 2023 and $250,464 as of December 31, 2022. The note is currently in default.

Convertible Notes Payable

As of September 30, 2023, and December 31, 2022, convertible notes outstanding are $1,185,693 and $1,243,243 respectively.

The following table summarizes the convertible notes included in the balance sheet on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Principal balances	$1,053,638	$1,180,001
Discount	(94,451)	(92,000)
Accrued Interest	226,506	155,243
	$1,185,693	$1,243,243

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

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2023:

 Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,608,485
Net Loss (gain) on change in fair value of the derivative	348,623
Adjustment due to conversion of notes	(83,994)
Balance – September 30, 2023	$1,873,114

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months that ended September 30, 2023, and 2022, net cash proceeds of $27,913 and $22,939, respectively, were received from related parties for operating expenses. Advances from related parties accumulated balances as of September 30, 2023, and December 31, 2022, were $411,599 and $383,686, respectively.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. As of September 30, 2023, the note has an accumulated interest of $35,568.

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

Balances of all loans due to related parties as of September 30, 2023:

	Principal	Accrued Interest	Total
Promissory note – related party (net of $17,594 discount)	$429,556	$75,970	$505,526
Convertible notes – Related party	50,000	35,568	85,568
Related Party Loans	208,150	58,283	266,433
Total Related Parties Loans	687,706	169,821	$857,527

NOTE 7 – LEASES

The Company’s right-of-use assets under the operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of September 30, 2023.

The company currently does not have any long-term operating lease. Our operating lease expenses were $0 for the nine months ended September 30, 2023 and $1,601 for the year ended December 31, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is a party to pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of September 30, 2023 and December 31, 2022, for the following:

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

Potentially dilutive securities were comprised of the following:

	September 30, 2023	December 31, 2022
Warrants	11,000,000	11,000,000
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	936,887,548	936,887,548
	950,587,548	950,587,548

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the reporting period, the Company issued 102,402,799 shares for conversion of notes.

In accordance with ASC 855-10, the Company has analyzed events and transactions that occurred subsequent to September 30, 2023 through the date these financial statements were issued and has determined that the Company does not have any other material subsequent events to disclose or recognize in these financial statements, aside from the foregoing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Other factors, which could have a material adverse effect on our operations and future prospects on a consolidated basis, include but are not limited to our ability to implement and achieve success with our business plan, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including the risks and uncertainties identified under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K.

Overview

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc. was incorporated in Nevada on March 25, 2005, as “Premier Publishing Group, Inc.” Originally formed as a publishing company, we ceased our publishing operations in or around 2007.

We created a subsidiary, ECO CHAIN 360, Inc., in November 2018 for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. We own 51% of ECO CHAIN 360, Inc. ECO CHAIN 360, Inc. has had no operations to date, nor did it have assets or liabilities as of September 30, 2023 or 2022.

On June 18, 2019, we completed the acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of our company for the consideration of 6,400,000 shares of our common stock to be issued and the issuance of a promissory note of $447,150 that bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for six-month periods. In addition, we issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by us to hold the purchased assets.

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

On April 26, 2023, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became our wholly-owned subsidiary.

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

Maybacks has agreements with “Local Now” Byron Allen’s National Network and several other networks are looking to carry Maybacks’ programing.

Maybacks has expanded its agreement with Didja Local BTV into all of Local BTV's 65 markets. Under the original agreement, Mayback's programming was limited to a single local platform in just a small number of major cities. The modified agreement has now increased Mayback's programming to over 40 local channels and 25 national channels in cities such as NYC, Los Angeles, San Diego, Miami, and Las Vegas to name a few. Maybacks’ content, which is currently featured on platforms such as Streaming Pulse, Direct TV, ROKU, and Fire TV will now be featured in the most major and local markets on Local BTV.

There are many Over the Air and platform driven television networks with greater financial resources and experience in running, such as Sling TV, which is owned by DISH Network as well as many other independent networks. We plan to compete with many firms, including corporations with large divisions, many of these companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and are able to respond more effectively to changing business and economic conditions than we can.

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues during the quarter ended September 30, 2023, and we are hopeful more advertising agreements are signed and more ad pressions sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our most recent Annual Report on Form 10-K.

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

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $37,327,746 as of September 30, 2023, with a net working capital deficit of $5,140,088 and limited cash resources. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

The Company has never declared bankruptcy or been in receivership. The Company has earned minimal revenues and has limited cash on hand. The Company has sustained losses since inception and has primarily relied upon the sale of its securities and loans from related parties and outside parties for funding.

COVID-19

The COVID-19 pandemic did not have a material net impact on our financial statements during the nine months ended September 30, 2023. However, there still remains uncertainty around the COVID-19 pandemic. We cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic (including the emergence and spread of new COVID-19 variants and resurgences), actions taken by governmental authorities and others in response to the pandemic, the acceptance, safety and efficacy of vaccines, and global economic conditions.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022.

Revenue

We expect that revenue will increase in future quarters as Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots.

We also expect that revenue will increase in future quarters as we are currently re-building a more fortified, secure, and user-friendly platform for storing and claiming our future NFTs. We are also building a landing platform on top of our current NFT platform, which will be industry-first. This platform’s purpose is to help NFT investors recapture the losses incurred on certain types of projects. In the process, it should create substantial opportunities for us and give us tremendous credibility in the Blockchain and NFT community. We expect to announce the completion of that project in late June and potentially launch it in late Augus.

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

Operating Expenses

Operating expenses decreased from $84,654 for the three months ended September 30, 2023, to $174,259 for the same period in 2022. Operating expenses increased from $348,816 for the nine months ended September 30, 2023, to $336,859 for the same period in 2022. Overall, this increase results from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and Administrative	$51,708	$116,978	$160,423	$169,259
Depreciation and Amortization	13,283	20,806	36,236	79,776
Professional and Legal Fees	14,200	36,475	97,298	87,824
Research and Development	5,463		54,858
Total Operating Expense	$84,654	$174,259	$348,816	$336,859

Operating expenses increased by 4% in the amount of $11,957 for the nine months ended September 30, 2023, compared to the same period in 2022. Listed below are the major changes to operating expenses:

General and administrative expenses decreased by $8,836 for the nine months ended September 30, 2023, compared to the same period in 2022.

Depreciation and amortization decreased by $43,540 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to $33,334 amortization of right of use asset as a result of the expiration of long-term lease.

Professional and legal fees increased by $9,475 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to $19,700 in other consulting fees.

Research and development increased by $54,858, for the nine months that ended September 30, 2023, compared to the same period in 2022, primarily due to the development of blockchain built put and NFT platform service product lines during the first quarter of 2023.

Other Income (Expenses)

Other expenses were $635,247 for the three months ended September 30, 2023, compared to other expense of $74,700 for the same period in 2022, primarily as a result of the loss in the valuation of derivative liabilities amounted to $563,106.

Other expenses were $598,553 for the three months ended September 30, 2023, compared to other income of $278,224 for the same period in 2022, primarily as a result of the loss in the valuation of derivative liabilities amounted to $348,623, interest expense and financing costs of $153,777 and loss in a joint venture of $50,000.

Net Loss

We recorded a net loss of $719,901 for the three months ending September 30, 2023, compared with net loss of $248,959 for the same period in 2022.  We recorded a net loss of $947,369 for the nine months ending September 30, 2023, compared with net loss of $58,635 for the same period in 2022.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements and convertible notes. Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The following is a summary of the cash and cash equivalents as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$563	$-	$563	100%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the nine months ended September 30, 2023, and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided (used) in operating activities	$(271,792)	$(933,783)
Net cash provided by (used in) investing activities	-	(4,022)
Net cash provided by (used in) financing activities	272,355	938,805
Net increase (decrease) in cash and cash equivalents	$563	$1,000

Operating activities

Net cash used in operating activities was $271,792 during the nine months ended September 30, 2023 and consisted of the net loss of $947,369 offset by the non-cash items for the nine months ended September 30, 2023, of $348,623 change in change in fair value of derivative liabilities offset by the gain on derivative liabilities due to conversion of note payable, $46,153 in extinguishment of derivative liabilities, and a $36,236 in depreciation and amortization expenses. The significant change in operating assets and liabilities was $175,000 in advances to Joint Venture, and accrued interest increased $80,317.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2023.  The Company used $4,022 to purchase office equipment during the nine months ended September 30, 2022.

Financing activities

Net cash provided in financing activities for the nine months ended September 30, 2023, and 2022 was $272,355 and $938,805, respectively, consisting of the following:

Nine Months ended September 30,	2023	2022
Advances from related parties	$27,913	$22,939
Proceeds from promissory notes	116,785
Proceeds from issuance of common stock and warrants	127,657	60,000
Proceeds from Unsecured loans
Net proceeds from convertible notes		855,866
Net cash provided by financing activities	$272,355	$938,805

Going Concern

The financial statements have been prepared assuming we will continue as a going concern. We have incurred losses since inception, resulting in an accumulated deficit of $37,327,682 and a working capital deficit of $5,140,024 as of September 30, 2023, and future losses are anticipated. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The ability of our company to continue our operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have only recently generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the Nine months ended September 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2023. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the nine months ended September 30, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares for cash amounting to $35,000; and

•	Issued 302,731,909 shares for conversion of notes valued at $175,187.

During the nine months ended September 30, 2022, the Company had no issuance of common shares.

Stock Options

No stock options were issued during the nine months ended September 30, 2023, and 2022. All stock options issued previous to 2021 were either exercised or expired.

Preferred Stock

During the nine months ended September 30, 2023, the Company issued preferred shares as follows:

The Company issued a total of 100,000 shares of Series C Preferred Stock in connection with the Maybacks acquisition.

The Company issued a total of 100,000 shares of Series D Preferred Stock in connection with the Asset Agreement.

During the nine months ended September 30, 2022, the Company had no issuance of preferred shares.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock in instances where a restrictive legend was required.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: November 20, 2023	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: November 20, 2023	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

