Form 10-K
period 2023-12-31
Authentic Holdings, Inc.
filed 2024-06-12
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of 2023 was $1,963,367

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 2,240,073,721 common shares as of May 22, 2024.

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

In this annual report on Form 10-K, the terms “Authentic Holdings, Inc.” “Company,” “we,” “us” and “our” refer to Authentic Holdings, Inc. and its subsidiaries.

PART I

Item 1. Business

General Overview

Authentic Holdings Inc. (formerly Global Fiber Technologies, Inc.) was incorporated in Nevada on March 25, 2005. We are a multi-faceted media and merchandising company with operating subsidiaries and license rights, described below.

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

The Authentic Heroes subsidiary is also in the business of creating vinyl records for distribution into retail department stores and online sales and has pressed 150,000 Vinyls to date under the heading of “Old is Gold” Christmas.

The Authentic Heroes subsidiary also has completed an NFT Platform on the Ethereum Blockchain capable of housing millions of NFTs. The NFT platform has minted 500,000 NFTs as part of free music NFT given away with its “Old is Gold” Christmas album.

On April 26, 2023, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became our wholly owned subsidiary.

Maybacks is looking to capitalize on the “cutting the cord” phenomenon and take advantage of its low operating costs and ability to offer free TV and channel access for established organizations at a fraction of what cable and satellite dish companies charge.

Maybacks is an Over the Air and platform driven television network. Maybacks has grown from a 25-channel network to a 56-channel network in the past year.  With 56 channels, Maybacks broadcasts various programs that include movies, sports, serial television shows and live events. All of Maybacks’ programming is sourced from its own fully owned library. Maybacks generates revenue through the placement of insert advertisements, revenue share programs, Vast Tags as well as channel access fees and barter.

Maybacks has three full-time employees and outsources all if its logistics and broadcasting to a third party known as Wise DV.

Maybacks has agreements with  several other networks are looking to carry Maybacks’ programing in exchange for revenue share programs.

There are many Over the Air and platform driven television networks with greater financial resources and experience in running, such as Sling TV, which is owned by DISH Network as well as many other independent networks. We plan to compete with many firms, including corporations with large divisions, many of these companies have greater financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and are able to respond more effectively to changing business and economic conditions than we can.

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues during the quarter ended September 30, 2023, and for the year ended December 31, 2023, and we are hopeful more advertising agreements are signed and more ad pressions sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in this Annual Report on Form 10-K.

On June 20, 2023, the Company closed an Asset Purchase Agreement (the “Asset Agreement”) with Goliath Motion Picture Promotions owned by Priscella Cooper (the “Seller”). On the Closing Date, pursuant to the Asset Agreement, the Company acquired various full-length motion pictures and serial television shows (the “Assets”).

Since execution, however, the fulfillment of the Asset Agreement has not been possible because the Assets could not be entirely conveyed to the Company as intended by the parties.  Therefore, on May 10, 2024, the parties entered into an Amended Asset Purchase Agreement, to be effective as of December 31, 2023, to convert the purchase of Assets to a license to use those Assets for a period of 10 years.

As a result of the license of the Assets, the Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks. It is the Company’s intention to start the tokenization process within thirty (30) days of this filing and have the “Alpha” version completed within 90 days from its start date. Once the first 1000 movies are tokenized it is the Company’s intention to market those movies on its own Video on Demand and Linear Television platforms. In addition, the Company plans to aggressively market its tokenized platform to other TV networks as well as major film production and distribution companies.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $37,302,081 as of December 31, 2023, with a net working capital deficit of $$4,261,894 and limited cash resources. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Competition

ECO Tek 360 is in the uniform and related products segment, we will compete with many firms, including corporations with large divisions, many of these companies have great financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. The nature and degree of competition varies with the customer and the market. Industry statistics are not available.

Competitive pricing may require us to reduce our future prices, which would impact future profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

Maybacks Global Entertainment. There are many Over the Air and platform driven television networks with greater financial resources and experience in running, such as Sling TV, which is owned by DISH Network as well as many other independent networks. We plan to compete with many firms, including corporations with large divisions, many of these companies have greater financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and are able to respond more effectively to changing business and economic conditions than we can.

Goliath Motion Pictures There are many companies in the Movie Production and Movie Distribution businesses  with greater financial resources and experience in running, such as Lionsgate, New Line Pictures and Universal Films, as well as large corporations with large divisions, many of these companies have greater financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and are able to respond more effectively to changing business and economic conditions than we can.

Authentic Heroes, Inc  There are many companies in the collectible clothing business with greater financial resources and experience in running, such as Fanatics, Nike and Mitchell and Ness, as well as many other independent merchandise companies. We plan to compete with many firms, including corporations with large divisions, many of these companies have greater financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and are able to respond more effectively to changing business and economic conditions than we can.

Seasonality

We do not have a seasonal business cycle in any of our businesses

Employees

We have three full time employees at Maybacks Global Entertainment. Our officers and directors furnish their time to the development of the Company at no cost and intend to do whatever work is necessary in order to generate revenues. We do not foresee hiring any employees in the near future.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state, and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

The Maybacks subsidiary and Goliath license agreement are guided by rules and regulations set by the Federal Communications Commission. FCC regulations law includes technical parameters for these facilities, as well as content issues like copyright, profanity, and localism or regionalism. Maybacks maintains strict standards as to what it broadcasts and maintaining its compliance with FCC’s Communication Act.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, financial condition and stock price can be materially and adversely affected.

Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

Risks Related to Our Financial Condition

There is a substantial doubt about our ability to continue as a going concern. The report of our independent auditors that accompanies our consolidated financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, citing our need for additional capital for the future planned expansion of our activities and to service our ordinary course activities (which may include servicing of indebtedness). The inclusion of a going concern explanatory paragraph in the report of our independent auditors will make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and likely will materially and adversely affect the terms of any financing that we might obtain. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows. To date, we have generated limited revenues from our operations, and we have incurred significant losses in prior periods. For the years ended December 31, 2023 and 2022, we incurred a net loss of $1,658,,455 and $1,157,783, respectively, and, as of such dates, we had an accumulated deficit of $38,038,768 and $36,380,313, respectively.

We had net cash used in operating activities of $227,228 for the year ended Decembre 31, 2023. At December 31, 2023, we had a working capital deficit of $4,998,581. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

At December 31, 2023, we do not have sufficient cash resources or current assets to pay our obligations. This circumstance represents a significant risk to our business and shareholders and results in: (1) making it more difficult for us to satisfy our obligations; (2) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (3) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable under our current business structure is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We intend to seek interim short-term financing to continue full legal compliance with its SEC filings, and to bring on the necessary personnel to begin its future development activities. Our working capital needs will be met largely from the sale of debt and public equity securities, including in this offering, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should our company be unable to continue as a going concern.

Our cash expenses are large relative to our cash resources and cash flow. At December 31, 2023, we had $0 in cash and continue to have limited cash resources available to us. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments, which actions could lead to continuing dilution in the interest of our existing shareholders.

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations. Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations, until such time that we are able to conduct profitable revenue-generating activities.

Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events and market reservations are expected to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans requires substantial working capital to fund our business.

We require short-term financing, as well as financing over the next 12 months, to satisfy our anticipated capital needs.

Through the date of this Annual Report, smaller investments have been obtained to meet certain our ongoing expenses. We cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise additional financing, including through this offering, in a timely manner would adversely affect our ability to pursue our business plan and could cause us to delay launching our league and our proposed business plan.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation. We have been unable to generate significant revenues under our our business plan and we cannot accurately estimate future revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

-	Fluctuating demand for our potential products;

-	Announcements or implementation by our competitors of new products;

-	Amount and timing of our costs related to our marketing efforts or other initiatives;

-	Timing and amounts relating to the expansion of our operations;

-	Our ability to enter into, renegotiate or renew key agreements;

-	Timing and amounts relating to the expansion of our operations; or

-	Economic conditions specific to our industry, as well as general economic conditions.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, our company would expect to experience, among other things, an inability to produce revenues and cash flows sufficient to conduct operations, meet the terms of our existing debt covenants and other requirements under our financing arrangements or service our outstanding debt. Such a circumstance could, among other things, exhaust our liquidity (and ability to access liquidity sources) or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Risks Related to our Business

If we are unable to build and maintain our brand of information, our operating results may be adversely affected. The lack of awareness of our brands, among consumers require us to build and maintain a strong brand identity to attract and retain a broad viewer base. We must continue to expand into new markets to build brand awareness. Also important are effective consumer communications, such as marketing, customer service, and public relations. The role of social media by potential consumers is an important factor in our brand perception. If our efforts to create compelling viewing and/or otherwise promote and maintain our brand are not successful, our ability to attract and retain consumers may be adversely affected. Such a result would likely lead to a decline in attendance of our audience, and in the future, impact our viewership, which would adversely affect our operating results.

Any incidents affecting our network and information systems or other technologies could have an adverse impact on our business, reputation and results of operations. Our business operations rely heavily on network and information systems and other technology systems, including cloud computing. Incidents affecting these systems, including cyber-attacks, viruses, other destructive or disruptive software or activities, process breakdowns, outages, or accidental release of information could result in a disruption of our operations, improper disclosure of personal data of clients, subscribers, or employees, or other privileged or confidential information, or unauthorized access to our digital content or any other type of intellectual property. It is common for a company such as ours to be subjected to continuous attempted cyber-attacks and other malicious efforts that could cause cybersecurity incidents, and we have in the past experienced, and expect to continue to experience cybersecurity incidents, although we have not identified any such incidents that we have determined to be material to our operations as of the date of this report. Any such incident could damage our reputation and may require us to expend substantial resources on litigation, regulatory investigation, and remediation costs, and could therefore have a material adverse effect on our business and results of operations. We continue to work closely with our outside advisors to prevent cybersecurity incidents, and to invest in maintaining and improving cybersecurity resilience. The company’s cybersecurity risks and mitigation actions are monitored by our Chief Executive Officer and reported to our Board of Directors. Nevertheless, because of the nature of the threats and the cloud computing environment, there can be no assurance that our preventative efforts can fully prevent or mitigate all such incidents or be successful in avoiding harm to our business in the future.

A significant portion of our library revenues comes from a small number of titles, a portion of which we may be limited in our ability to exploit. We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. Additionally, our rights to the titles in our library vary; in some cases, we have only the right to distribute titles in certain media and territories for a limited term. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, or renew expiring rights to titles generating a significant portion of our revenue on acceptable terms, any such failure could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our success depends on external factors in the streaming network industry. Our success depends on the commercial success of our channels and programs they contain, which is unpredictable. Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the format of their initial release, their talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of motion pictures or television content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot assure that our channels and programming will obtain favorable reviews or ratings or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. Additionally, we cannot assure that any original programming content will appeal to our distributors and subscribers. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business depends on the appeal of our content to distributors and subscribers, which is difficult to predict. Our business depends in part upon viewer preferences and audience acceptance of our network programming. These factors are difficult to predict and are subject to influences beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in markets. A change in viewer preferences could cause our programming to decline in popularity, which could jeopardize renewal of affiliation agreements with distributors. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to react more quickly than we can to shifts in tastes and interests.

If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue and earnings. We cannot ensure that we will be able to maintain the success of any of our current programming. This could materially adversely impact our business, financial condition, operating results, liquidity and prospects.

We compete with other programming services, including cable programming, national broadcast television, local broadcast television stations and SVOD to secure desired programming, the competition for which has increased as the number of programming services has increased. Other programming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive. The entertainment industry continues to undergo significant developments as advances in technologies and new methods of product delivery and storage (including the emergence of alternative distribution platforms), and certain changes in consumer behavior driven by these developments emerge. New technologies affect the demand for our content, the manner in which our content is distributed to consumers, the sources and nature of competing content offerings and the time and manner in which consumers acquire and view our content. New technologies also may affect our ability to maintain or grow our business and may increase our capital expenditures. We and our distributors must adapt our businesses to shifting patterns of content consumption and changing consumer behavior and preferences through the adoption and exploitation of new technologies.

For instance, such changes may impact the revenue we are able to generate from traditional distribution methods by decreasing the viewership of our networks on systems of cable operators, satellite television providers and telecommunication companies, or by decreasing the number of households subscribing to services offered by those distributors. If we cannot successfully exploit these and other emerging technologies, our appeal to targeted audiences might decline which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Protecting and defending against intellectual property claims may have a material adverse effect on our business. Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries where we distribute our products. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, infringement or invalidity claims could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business involves risks of liability claims for content of material, which could adversely affect our business, results of operations and financial condition. As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement (as discussed above), and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Piracy of films and television programs could adversely affect our business over time. Piracy is extensive in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of films and television content into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures and television content. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products. In order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

In particular, unauthorized copying and piracy are prevalent in countries outside of the U.S., Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures and television content, there can be no assurance that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of our content.

Our activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions. In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws, rules and regulations have been adopted in recent years aimed at protecting all individuals, including children who use the internet such as the Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy with respect to the acquisition, storage, disclosure, use and protection of personal data, including under the European Union General Data Protection Regulation and various other domestic and international privacy and data security laws and regulations, which are continually evolving. If our activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

Our networks business is limited by regulatory constraints which may adversely impact our operations. Although our networks business generally is not directly regulated by the FCC, under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern our network business. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our network business will be affected. As we continue to expand internationally, we also may be subject to varying degrees of local government regulations.

Regulations governing our network businesses are subject to the political process and have been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

If we fail to effectively manage our growth, and effectively develop our business, our business will be harmed. Failure to manage growth of operations could harm our business. To date, a significant amount of activities and resources have been directed at developing our business plan and potential related products. In order to effectively manage growth, we must:

-	Continue to develop an effective planning and management process to implement our business strategy;

-	Hire, train and integrate new personnel in all areas of our business; and

-	Increase capital investments.

We cannot assure you that we will be able to accomplish these tasks or effectively manage our growth.

We are dependent upon our key executives for future success. Our future success to a significant extent depends on the continued services of our executive officers, Christopher Giordano, our President, and Paul Serbiak, our CEO. The departure of Mr. Giordano or Mr. Serbiak could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit, any key-man life insurance on our key executives.

If we are unable to recruit and retain key personnel, our business may be harmed. If we are unable to attract and retain key personnel, our business may be harmed. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to our key employees could adversely affect our long-term strategic planning and execution.

Our business plan is not based on independent market studies. We have not commissioned any independent market studies concerning our business plans. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management. If these assumptions prove to be incorrect, we may not be successful in our business operations.

Our Board of Directors may change our policies without shareholder approval. Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our Board of Directors or officers to whom our Board of Directors delegate such authority. Our Board of Directors will also establish the amount of any dividends or other distributions that we may pay to our shareholders. Our Board of Directors or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders will not be entitled to approve changes in our policies, which policy changes may have a material adverse effect on our financial condition and results of operations.

We are subject to the risks frequently experienced by smaller reporting companies. The likelihood of our success must be considered in light of the risks frequently encountered by smaller reporting companies. These risks include our potential inability to:

-	Establish product sales and marketing capabilities.

-	Identify, attract, retain, and motivate qualified personnel.

-	Maintain our reputation and build trust with consumers.

-	Attract sufficient capital resources to develop our business.

Our company has a limited history with respect to its newly established sports and music memorabilia business structure, as well as its platform tv and movie business. As our company moves forward with its sports and music memorabilia-related business operations, as well as the Maybacks tv and movie platform, we will be subject to risks and difficulties frequently encountered by early-stage business enterprises, such as our company.

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, along with developing new products and services. We may not be successful in addressing some or all of those risks, in which case there could be a material negative effect on our business and the value of our common stock that could also cause our company to reduce, curtail or cease operations. Our company may never become profitable if revenue is lower and operating expenses are higher than anticipated.

Risks Related to Our Organization and Structure

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary. Our company acts as a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Such subsidiaries will be separate and distinct legal entities. As a result, substantially all of our cash flow will depend upon the earnings of our subsidiaries. In addition, we will depend on the distribution of earnings, loans or other payments by our subsidiaries. No subsidiary will have any obligation to provide our company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before our company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

Risks Related Our Securities

The outstanding shares of our Class B Convertible Preferred Stock preclude current and future owners of our common stock from influencing any corporate decision. Our President, Christopher Giordano, and our CEO, Paul Serbiak, own all of the 400,000 outstanding shares of our Class B Convertible Preferred Stock. The Class B Convertible Preferred Stock has the following voting rights: each share of Class B Convertible Preferred Stock votes together with our common stock as a single class and is entitled to 10,000 votes per share. Mr. Giordano and Mr. Serbiak will, therefore, be able to control the management and affairs of our company, as well as matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. (See “Security Ownership of Certain Beneficial Owners and Management”).

We have established preferred stock, which our Board of Directors can designate and issue without shareholder approval. We have outstanding 600,000 shares of preferred stock, with 400,000 shares as Class B Convertible Preferred Stock, 100,000 shares as Class C Preferred Stock and 100,000 shares as Class D Preferred stock.  We have remaining 400,000 shares of preferred stock authorized but undesignated. These shares of undesignated preferred stock may be issued by our Board of Directors from time to time, in one or more series, each series of which shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by our Board of Directors. Our Board of Directors is able to designate the powers and preferences of any such series of preferred stock without shareholder approval.

We have approximately $1,388,536 in currently convertible debt instruments, the existence and/or conversion of which could cause a reduction in the market price for our common stock. As of the date of this Annual Report, we have approximately $1,388,536 in currently convertible debt instruments, the conversion terms of which require share issuances at below-market prices. All such shares constitute an overhang on the market for our common stock and, if and when issued, will be issued without transfer restrictions, pursuant to certain exemptions from registration, and could reduce prevailing market prices for our common stock. Also, in the future, we may also issue securities in connection with our obtaining needed capital or an acquisition transaction. The amount of shares of our common stock issued in connection with any such transaction could constitute a material portion of our then-outstanding shares of common stock.

Our failure to reserve sufficient shares of common stock could be considered an event of default. We have existing convertible promissory notes with a covenant to reserve sufficient shares of common stock with our transfer agent for the potential conversion of these securities. As of the date of this Annual Report, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that we have reserved with respect to such convertible promissory notes. As a result, the holders of such convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the holders of such convertible promissory notes have additional remedies, including penalties against our company.

We may seek capital that may result in shareholder dilution or that may have rights senior to those of our common stock. From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other factors, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, which could negatively affect the market price of our common stock or cause our shareholders to experience dilution.

Shares eligible for future sale may adversely affect the market. From time to time, certain of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the our common stock pursuant to Rule 144, pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

We do not intend to pay dividends on our common stock. We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive cash, stock or other dividends on their shares of our common stock, until we have funds which our Board of Directors determines can be allocated to dividends.

Our common stock has been, and may in the future be, a “Penny Stock” and subject to specific rules governing its sale to investors. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to our Common Stock, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is limited trading activity in our common stock and there is no assurance that an active market will develop in the future. Although our common stock is currently quoted on the OTC Pink marketplace of OTC Link (an interdealer electronic quotation system operated by OTC Markets Group, Inc.) under the symbol “AHRO”, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market for our common stock may be volatile; you could lose all or part of your investment in company. The market price of our common stock may fluctuate substantially and will depend on a number of factors many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in the company, since you might be unable to sell your securities at or above the price you pay for shares. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:

-	price and volume fluctuations in the overall stock market from time to time;

-	volatility in the market prices and trading volumes of sports and music memorabilia stocks;

-	changes in operating performance and stock market valuations of other sports and music memorabilia-related companies generally, or those in our industry, in particular;

-	sales of shares of our common stock by us or our shareholders;

-

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

-	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

-	announcements by us or our competitors of new products or services;

-	the public’s reaction to our press releases, other public announcements and filings with the SEC;

-	rumors and market speculation involving us or other companies in our industry;

-	actual or anticipated changes in our operating results or fluctuations in our operating results;

-	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

-	litigation involving us and/or our industry, or investigations by regulators into our operations or those of our competitors;

-	developments or disputes concerning our intellectual property or other proprietary rights;

-	announced or completed acquisitions of businesses or technologies by us or our competitors;

-	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

-	changes in accounting standards, policies, guidelines, interpretations or principles;

-	any significant change in our management; and

-	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Compliance with the reporting requirements of federal securities laws can be expensive. We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other required information with the SEC, furnishing audited reports to shareholders and preparing any registration statements from time to time, if any, are substantial.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock. We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. While certain board and committee requirements may not apply to us as an OTC listed company, we intend to explore voluntarily complying with some of these requirements. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud, and, consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock. We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

A material weakness in internal controls may remain undetected for a longer period, because of our exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley. Our Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the SEC that permit us to provide only management’s attestation with respect thereto. As a result, any material weakness in our internal controls may remain undetected for a longer period.

Our Articles of Incorporation allows for our board to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common stock, including purchasers of the Offered Shares. Our board of directors has the authority to issue shares of our preferred stock, with such relative rights and preferences as the board of directors may determine, without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

Future issuances of debt securities and equity securities could negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing shareholders. In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends. Upon liquidation, it is possible that holders of our debt securities and other loans and preferred stock would receive a distribution of our available assets before common shareholders. We are not required to offer any such additional debt or equity securities to existing shareholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, would dilute the holdings of our existing common shareholders and such issuances, or the perception of such issuances, could reduce the market price of shares of our common stock.

As an issuer of penny stock, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us. Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection, in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1C. Cybersecurity

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents. Our third-party consultant team is managed by our Chief Executive Officer who reports to the board of directors.

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Item 2. Properties

Our principal business and corporate address is 50 Division Street Suite 501 Somerset NJ 08876.  Our telephone number is (732) 695-4389. Our facilities are leased on a month-to-month basis at a price of $5,280 per month.

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

As of the date of this Annual Report, the Company had 163 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 2,500,000,000 shares of common stock, $0.001 par value per share.  On the date of this Annual Report, there were 2,153,936,721 shares of common stock issued and outstanding, 400,000 shares of Class B Convertible Preferred Stock issued and outstanding, 100,000 shares of Class C Preferred Stock issued and outstanding, and 100,000 shares of Class D Preferred Stock issued and outstanding.

On December 25, 2023, the closing sales price of the Company’s Common Stock was $0.0004 per share.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

As of the date of this Annual Report, we do not have any equity compensation plans.  We may, in the future, decide to adopt an equity compensation plan to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors by providing them the opportunity to acquire a proprietary interest in our company and to align their interests and efforts to the long-term interests of our stockholders.

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares for cash amounting to $35,000; and

•	Issued 405,134,708 shares for conversion of notes valued at $609,071.

During the year ended December 31, 2022, the Company issued 2,222,222 shares of common shares for cash payment of $65,000  and 104,965,118 shares to convert the principal amount of $255,370 of convertible notes principal and interest.

Stock Options

There were no stock options issuance during the years ended December 31, 2023 and 2022.

Preferred Stock

During the year ended December 31, 2023, the Company issued preferred shares as follows:

The Company issued a total of 100,000 shares of Series C Preferred Stock in connection with the Maybacks acquisition.

The Company issued a total of 100,000 shares of Series D Preferred Stock in connection with the Amended Asset Agreement.

During the year ended December 31, 2022, the Company had no issuance of preferred shares.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2023 and 2022

Item 6. [Reserved]

Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Years Ended December 31, 2023 and 2022.

Revenue

We did not earn revenues during the years ended December 31, 2023 or 2022. We expect that the Company will earn revenue in future quarters as Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots. We also hope to achieve revenues from our plan to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows, from the license with Goliath for content distribution on the Maybacks network.

We also expect that the Company will earn  revenue in future quarters as we are currently re-building a more fortified, secure, and user-friendly platform for storing and claiming our future NFTs. We are also building a landing platform on top of our current NFT platform, which will be industry-first. This platform’s purpose is to help NFT investors recapture the losses incurred on certain types of projects. In the process, it should create substantial opportunities for us and give us tremendous credibility in the Blockchain and NFT community. We expect to announce the completion of that project in late June and potentially launch it in late August of 2024.

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

Operating Expenses

Operating expenses increased from $415,048 for the year ended December 31, 2022, to $641,968 for the year ended December 31, 2023. Overall, this decrease results from a decline in depreciation and amortization, offset by expenses in our efforts to acquire Maybacks and the license of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Year Ended December 31, 2023	Year Ended December 31, 2022

General and Administrative	$173,072	164,252
Depreciation and Amortization	300,635	91,226
Professional and Legal Fees	130,345	94,203
Research and Development	56,858	65,315
Total Operating Expenses	$660,910	415,048

Operating expenses increased by 59.24% in the amount of $245,862 for the year ended December 31, 2023, compared to the year ended in 2022. Listed below are the major changes to operating expenses:

General and administrative expenses increased by $8,820 for the year ended December 31, 2023, compared to the year ended in 2022.

Depreciation and amortization increased by $209,409 for the year ended December 31, 2023, compared to the year ended in 2022, primarily due to the amortization of the customer list related to the Maybacks acquisition and the license agreement executed with Goliath.

Professional and legal fees increased by $36,090 for the year ended December 31, 2023, compared to the year ended in 2022, primarily due to $11,648 in other consulting fees.

Research and development increased by $8,457, for the year ended December 31, 2023, compared to the year ended in 2022, primarily due to the development of blockchain built put and NFT platform service product lines during the first quarter of 2023.

Other Income (Expenses)

Other expenses were $997,545 for the year ended December 31, 2023, compared to $742,735 for the year ended in 2022, primarily as a result of interest expense of $344,443, the loss on debt conversion of $452,472, derivative expense of $239,028, offset by the a loss in the valuation of derivative liabilities of $24,567 and the gain on the settlement of license agreements of $125,000.

Net Loss

We recorded a net loss of $1,658,455 for the year ended December 31, 2023, compared to a  net loss of $1,157,783 the year ended in 2022.

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

The following is a summary of the cash and cash equivalents as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$-	$-	$-	-%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2023, and 2022.

	For the Years Ended December 31,
	2023	2022
Net cash provided (used) in operating activities	$(227,228)	$(998,705)
Net cash provided by (used in) investing activities	-	(4,022)
Net cash provided by (used in) financing activities	227,228	1,002,727
Net increase (decrease) in cash and cash equivalents	$-	$-

Operating activities

Net cash used in operating activities was $227,228 during the year ended December 31, 2023 and consisted of the net loss of $(1,658,455) offset by the non-cash items for the year ended December 31, 2023, of $(1,043,345) change in change in fair value of derivative liabilities, loss on conversion of convertible debt of $452,472, depreciation of $46,485, amortization of $254,151, derivative expense of $239,028 and commitment shares issued of $26,642. The significant change in operating assets and liabilities was $168,497 in accounts payable, and accrued interest increased $219,385.

Investing Activities

The Company did not use any funds for investing activities during the year ended December 31, 2023.  The Company used $(4,022) to purchase office equipment during the year ended December 31, 2022.

Financing activities

Net cash provided in financing activities for the year ended December 31, 2023, and 2022 was $227,228 and $1,022,727, respectively, consisting of the following:

Year ended December 31,	2023	2022
Bank overdraft	$1,508	$(2,149)
Advances from related parties	17,790	11,989
Proceeds from promissory notes	25,000	-
Proceeds from secured promissory notes	40,000	-
Proceeds from issuance of common stock and warrants	35,000	97,965
Proceeds from Unsecured loans	-	-
Net proceeds from convertible notes	107,930	887,922
Net cash provided by financing activities	$227,228	$1,002,727

Going Concern

The financial statements have been prepared assuming we will continue as a going concern. We have incurred losses since inception, resulting in accumulated deficits of $38,038,768 and $36,380,313 at December 31, 2023 and 2022, respectively, a working capital deficit of $4,998,581 and $4,603,481 as of December 31, 2023 and 2022, respectively, and future losses are anticipated. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations

Off-Balance Sheet Arrangements

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary, Maybacks Global Entertainment . All significant intercompany accounts and transactions have been eliminated.

Advances

Advances are amounts provided to Inventel Products LLC for the production of vinyl records, to be sold through the Company’s joint venture.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2023, and 2022, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks, website and license agreements) under ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include assessing future cash flows and determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to differ from such estimates materially and affect the determination of fair value and goodwill impairment at future reporting dates.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2023, and 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. Research and development expenses consists of expenses paid to outside contractors related to the development of the Company’s NFT platform.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

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

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2023, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christopher H. Giordano	President and Director	67	August 4, 2010
Paul Serbiak	CEO, Treasurer and Director	65	February 26, 2015
Scott Todd	Director	65	January 23, 2017

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.

Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.

Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

29

8.

Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Giordano	2022	Nil	Nil	Nil	Nil	Nil	Nil	3,800	3,800
President, Treasurer and Director	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Serbiak	2022	Nil	Nil		Nil	Nil	Nil	Nil	Nil
CEO and Secretary	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Scott Todd	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

As of the date of this Annual Report, we do not have any equity compensation plans.  We may, in the future, decide to adopt an equity compensation plan to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors by providing them the opportunity to acquire a proprietary interest in our company and to align their interests and efforts to the long-term interests of our stockholders.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2023, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2023 information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Common Stock		Series B Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chris Giordano(3)	5,152,859	*	200,000	50%
Paul Serbiak	550,000	*	200,000	50%

All Directors and Executive Officers as a Group (5 persons)	5,702,859	*	400,000	100%
5% Holders

* Less than 1%

(1)

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

32

(2)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 2,240,073,721 shares of common issued and outstanding, 400,000 shares of Series B Preferred Stock as of May 22, 2024.  Each share of Series B Preferred Stock has 10,000 votes in any matter brought before the company’s shareholders including the election of directors.

(3)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction for the two completed fiscal years, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2023, and 2022 net cash proceeds of $182,593 and $18,990 respectively were received from our CEO Paul Serbiak and President Chris Giordano for operating expenses. Advances from related parties accumulated balances as of December 31, 2023, and 2022 were $566,279 and $383,686.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. As of December 31, 2023 the note have an accumulated interest of $37,068.

Related Party Loans

The Company has a loan from its’ CEO Paul Serbiak totaling $210,534, plus accrued interest of $55,379 and $63,923 at December 31, 2023 and 2022, respectively .  The Company incurred interest expense of $8,544 and $4,000, respectively.

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

	Year Ended
	December 31, 2022	December 31, 2023
Audit Fees	$15,000	$26,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$26,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

AUTHENTIC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Authentic Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Authentic Holdings, Inc., and its subsidiaries (collectively referred to as “the Company”) as of December 31, 2023, December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, December 31, 2022, and the results of its operations and its cash flows for the two years then ended, are in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Going Concern to the consolidated financial statements, the Company has suffered recurring operating losses, had a working capital deficit of $4,998,581, as of December 31, 2023, an accumulated deficit of $38,038,768, and $36,380,313 as of December 31, 2023, and December 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee equivalent and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative liabilities

As described in Note 5, Derivative Liabilities, to the consolidated financial statements, the Company had convertible note payable that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Binomial option pricing model. The value of the embedded derivative liabilities related to the convertible notes’ payable was $1,633,052 as of December 31, 2023.

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

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, and (2) assessing the reasonableness of the judgments made by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives.

Intangible Assets

As described in Note 6, Acquisitions, to the consolidated financial statements, the Company entered into separate transactions to acquire a Company and complete license agreement with another company. Both companies in the transactions with Authentic Holdings, Inc. are owned by the same individual. The Company considered both transactions inseparable, therefore effectively one transaction and recorded intangible assets based on value of the preferred stock (if converted) issued as purchase consideration on the transaction date. The value of the intangible assets, net of amortization was $4,771,322 as of December 31, 2023.

We identified the accounting considerations and related valuations, including the related fair value determinations of the intangible assets as a critical audit matter. The principal considerations for our determination were: (1) determining the valuation method (2) subjective and uncertain nature of the valuation models as it relies on assumptions and forecasts, (3) determining the measuring the amount of economic benefit, and (4) the determination of the asset's useful life. An audit of these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the valuation of the intangible assets, included the following, among others: (1) assessing the appropriateness of the income valuation model, (2) Discussed with management the underlying data included in the assumptions and income forecasts, and (3) assessing the reasonableness of the judgments made by the Company.

We have served as the Company’s auditor since 2023.
Victor Mokuolu, CPA PLLC

Houston, Texas

Houston, Texas
June 12, 2024 PCAOB ID: 6771

AUTHENTIC HOLDINGS INC.
Consolidated Balance Sheets
As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Advances	625,000	625,000
TOTAL CURRENT ASSETS	625,000	625,000

Property and equipment, net of depreciation	21,721	68,206
Intangible assets	4,771,322	18,473

TOTAL ASSETS	$5,418,043	$711,679

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$1,814	$306
Accounts payable and accrued liabilities	316,873	234,641
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	159,950	250,464
Convertible notes and accrued interest - net of debt discount	1,320,858	1,243,243
Convertible notes and accrued interest - related party	87,068	82,568
Secured Promisory Notes and Accrued Interest	41,022	-
Promisory Notes and Accrued Interest	25,000	-
Promissory note and accrued interest - related party	508,959	495,308
Derivative liabilities	1,633,052	1,608,485
Advances from related parties	560,779	383,686
Related party loans and accrued interest	274,456	263,530
Self Liquidating Promissory Notes	192,500	165,000
TOTAL CURRENT LIABILITIES	$5,623,581	$5,228,481

TOTAL LIABILITIES

STOCKHOLDER'S EQUITY (DEFICIENCY)
Preferred stock, Class B, $0.001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding at December 31, 2023 and 2022	200	200
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and outstanding at December 31, 2023 and 2022	100	-
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and outstanding at December 31, 2023 and 2022	100	-
Common stock $0.001 par value, 3,500,000,000 shares authorized, 2,024,420,237 and 1,557,397,662 shares issued and outstanding at December 31, 2023 and 2022	2,024,420	1,557,397
Common stock issuable	16,500	-
Additional paid-in capital	35,791,910	30,305,914
Accumulated deficit	(38,038,768)	(36,380,313)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(205,538)	(4,516,802)

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$5,418,043	$711,679

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Consolidated Statement of Operations
For the Years Ended December 31,
	2023	2022

Revenues	$-	$-
Cost of revenues	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	173,072	164,252
Depreciation and Amortization	300,635	91,226
Professional and Legal Fees	130,345	94,255
Research and Development	56,858	65,315
Total Operating Expenses	660,910	415,048

Income/(Loss) from Operations	(660,910)	(415,048)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	(24,567)	(549,957)
Derivative expense	(239,028)	-
Gain/(Loss) on settlement of notes	(452,472)	15,856
Gain on settlement of license agreements	125,000	-
Interest expense and financing costs	(318,796)	(116,728)
Interest expense - related parties	(25,647)	(82,156)
Other expenses	(62,035)	(9,750)
Total Other Income/(Expense)	(997,545)	(742,735)

Net Income (Loss)	$(1,658,455)	$(1,157,783)

Weighted Average common stock outstanding	1,847,673,383	1,557,397,662

Earnings (loss) per share	$(0.001)	$(0.001)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Year Ended December 31, 2023 and 2022

	Series B		Series C		Series D				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2021	200,000	$200	-	$-	-	$-	1,450,210,322	$1,450,210	$-	30,092,730	$(35,222,530)	$(3,679,390)
Issuance of shares for conversion of notes	-	-	-	-	-	-	104,965,118	104,965	-	150,405	-	255,370
Stocks issued for cash	-	-	-	-	-	-	2,222,222	2,222	-	62,779	-	65,001
Net loss	-	-	-	-	-	-	-	-	-		(1,157,783)	(1,157,783)
Balance December 31, 2022	200,000	$200	-	$-	-	$-	1,557,397,662	$1,557,397	$-	$30,305,914	$(36,380,313)	$(4,516,802)

Balance December 31, 2022	200,000	$200	-	-	-	-	1,557,397,662	$1,557,397	$-	$30,305,914	$(36,380,313)	$(4,516,802)
Issuance of shares for acquisition of Maybacks	-	-	100,000	100	-	-	-	-	-	6,900		7,000
Issuance of shares for license agreement with Goliath	-	-	-	-	100,000	100	-	-	-	4,999,900		5,000,000
Issuance of shares for conversion of notes	-	-	-	-	-	-	451,467,019	451,467	-	190,236		641,703
Extinguishment of derivative liabilities	-	-	-	-	-	-	-	-	-	259,374	-	259,374
Commitment shares issued	-	-	-	-	-	-	-	-	16,500	10,142		26,642
Stock issued for cash	-	-	-	-	-	-	15,555,556	15,556	-	19,444		35,000
Net loss	-	-	-	-	-	-			-		(1,658,455)	(1,658,455)
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100	2,024,420,237	$2,024,420	$16,500	$35,791,910	$(38,038,768)	$(205,538)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,658,455)	$(1,157,783)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	24,567	549,957
Loss on conversion of convertible debt	452,472	48,313
Depreciation - Property and equipment	46,485	48,233
Amortization - Intangible assets	254,151	42,993
Derivative expense	239,028	-
Commitment shares issued	26,642	-
Changes in operating assets and liabilities:
Advances to joint venture	-	(625,000)
Accounts payable and accrued expenses	168,497	(40,210)
Accrued interest	219,385	134,792
Net cash used in operating activities	$(227,228)	$(998,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related parties	-	-
Acquisition of equipment	-	(4,022)
Net cash provided by investing activities	$-	(4,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	1,508	(2,149)
Advances from related parties	17,790	18,989
Proceeds from common stock and warrants	35,000	97,965
Proceeds from Promisory Notes	25,000	-
Proceeds from Secured Promisory Notes	40,000	-
Net proceeds from convertible notes	147,750	887,922
Repayment of convertible notes	(39,820)	-
Net cash provided by financing activities	$227,228	$1,002,727

Net (decrease) increase in cash	$-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents , end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$641,703	$255,370
Preferred shares issued for acquisition of Maybacks	$7,000	$-
Preferred shares issued for acquisition of License	$5,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 AUTHENTIC HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Authentic Holdings Inc., formerly Global Fiber Technologies, Inc. ("the Company"), was incorporated in Nevada on September 29, 2003.

Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007.  After ceasing the publishing operations, the Company's operations consisted solely of utilizing the expertise of its board Members and outside agents to further the efforts of its advisory services business plan.  In 2011 the Company changed its’ name to Premiere Opportunities Group, Inc.

In 2013, the Company became involved in the manufacturing and global distribution of ladies’ apparel, which was discontinued in 2014.  In 2014, the Company changed its’ name to Global Fashion Technologies, Inc.

In 2017, the Company changed its’ name to Eco Tek 360, Inc.  In 2018, the Company began a venture for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions.  This venture has had no operations to date nor did it have assets or liabilities.

In 2019, the Company changed its’ name of to Global Fiber Technologies, Inc.

On June 18, 2019, the Company completed its acquisition of assets from A.H. Originals, Inc. ("AHO"), a corporation controlled by the same owner group of Global Fiber Technologies, Inc.  The Company created a new subsidiary, Authentic Heroes, Inc. ("AHI"), to hold the purchased assets. AHI has commenced minimal operations to date.

On March 30, 2022, the Company formed a joint venture with Inventel Products LLC and Maestro Entertainment Corp. in order to produce and sell limited addition vinyl records.  The joint venture has no operations to date.

On July 26, 2022, the Company filed articles of Merger with the Secretary of State of Nevada to effectuate a merger with its wholly-owned subsidiary, Authentic Holdings, Inc. Shareholder approval was optional under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in our name to “Authentic Holdings, Inc.” The Company’s Articles of Incorporation was amended to reflect this name change.

On April 26, 2023, the Company entered into a Membership Interest Purchase Agreement with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks.  As a result of the transaction, Maybacks became a wholly-owned subsidiary of the Company.

On June 20, 2023, the Company, closed License Agreement with Goliath Motion Picture Promotions, where the Company acquired the licensing rights various full-length motion pictures and serial television shows for a period of 10 years. The Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks Global Entertainment.

The Company has developed an non-fungible token (“NFT”) platform to hold 80 million music NFTs. The Company plans on utilizing this platform across its’ business lines. The Company is also in the process of re-building a more fortified, secure, and user-friendly platform for storing and claiming future NFTs, as well as building a landing platform on top of our current NFT platform which will be an industry first. This platform's purpose is to help NFT investors recapture the losses incurred on certain types of projects. The Company will also start work on a project which will have its roots in the music industry that will include many artists and will be a game driven project with prizes awarded at the end of each contest period which could include free concert tickets, back-stage passes, airfare to and from the concert.

Going Concern

The accompanying financial statements have been prepared following U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has an accumulated deficit of  $38,038,768 and $36,380,313 as of December 31, 2023 and 2022, respectively, which includes net losses of $1,658,455 and $1,157,783 and net working capital deficits of $4,998,581 and $4,603,481, with limited cash resources. Consequently, the items mentioned above raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management intends to continue to grow other debt and equity until the Company has positive cash flows from an operating company.

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary, Maybacks Global Entertainment . All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Advances

Advances are amounts provided to Inventel Products LLC for the production of vinyl records, to be sold through the Company’s joint venture.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	December 31,	December 31,
	2023	2022
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
	240,853	240,853
Less accumulated depreciation	(219,132)	(172,648)
	$21,721	$68,206

Depreciation expenses amounted to $46,484 and $48,233 for the year ended December 31, 2023, and 2022, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2023, and 2022, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks, website and license agreements) under ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include assessing future cash flows and determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to differ from such estimates materially and affect the determination of fair value and goodwill impairment at future reporting dates.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
License agreement	$5,000,000	$-
Customer lists	7,000	-
Patent	12,406	12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	5,155,096	148,096
Less accumulated amortization	(383,774)	(129,623)
	$4,771,322	$18,473

Amortization expense amounted to $254,151 and $42,993 for the year ended December 31, 2023, and 2022, respectively.

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

The Company had no revenue during the years ended December 31, 2023 and 2022.

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

The Company had no accounts receivable at December 31, 2023 and 2022.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2023, and 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2023, and 2022, the Company incurred $0 and $ 0 for stock-based compensation, respectively.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. Research and development expenses consists of expenses paid to outside contractors related to the development of the Company’s NFT platform.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on December 31, 2023, and 2022, measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,633,052	$1,633,052

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,608,485	$1,608,485

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On December 31, 2023, and December 31, 2022, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis.  The Company does not believe any future standards will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

Series B Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem the Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends.  At December 31, 2023 and 2022, there were 200,000 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively

Series C Preferred Stock

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

•

Upon the achievement by Maybacks of reaching the first $250,000 in “net ad revenue” (post ad agency payout), 2.5% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock

F-14

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

At December 31, 2023 and 2022, there were 100,000 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

At December 31, 2023 and 2022, there were 100,000 and 0 shares of Series D Preferred Stock issued and outstanding, respectively.

Common Stock

As of December 31, 2023, and 2022, the Company had  2,024,420,237 and 1,557,397,662 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued common shares as follows,

•	Issued 451,467,019 shares for conversion of notes payable to equity valued at $ 641,503.

•	Issued 15,555,556 shares for cash amounting to $35,000

During the year ended December 31, 2022, the Company issued common shares as follows,

•	Issued 104,965,118 shares for conversion of notes payable to equity valued at $255,370.

•	Issued 2,222,222 shares for cash amounting to $65,000

Common Stock Issuable

In connection with a secured promissory note, the Company agreed to issue 15,000,000 shares of common stock.  These shares were note issued at December 31, 2023.

Stock Options

There were no stock options issuance during the years ended December 31, 2023 and 2022.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

Unsecured notes consist of various notes accruing interest ranging from 5% to 17%.  All notes are currently in default. The following summarizes these notes:

	December 31,
	2023	2022
Unsecured notes payable	$99,700	$147,200
Accrued interest	60,250	103,264
	$159,950	$250,464

Convertible Notes Payable

As of December 31, 2023 and 2022 convertible notes outstanding $1,338,536 and $1,243,243 respectively.

	December 31
	2023	2022
Principal balances	$1,061,793	$1,166,738
Discount	(36,921)	(92,000)
Accrued Interest	295,986	168,505
	$1,320,858	$1,243,243

Secured Promissory Note

On June 30, 2023, the Company entered into a secured promissory note for $40,000.  The note bears interest at 5% per annum, and was due on December 31, 2023.  The maturity date was subsequently extended to September 30, 2024.  The Company granted a security interest in all of its’ assets to the noteholder. At December 31, 2023, the Company had $1,022 in accrued interest on the secured promissory note.

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2021	$1,058,528
Net Loss (gain) on change in fair value of the derivative	549,957
Balance - December 31, 2022	$1,608,485
Net Loss (gain) on change in fair value of the derivative	24,567
Balance - December 31, 2023	$1,633,052

NOTE 6 – ACQUISITIONS

Maybacks Global Entertainment LLC

On April 26, 2023, the “Company entered into a Membership Interest Purchase Agreement with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became a wholly-owned subsidiary of the Company.

In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 100,000 shares of the Company’s newly created Series C Preferred Stock were issued to the holders of Maybacks in exchange for their membership interests of Maybacks.

The Purchase Agreement includes a funding obligation, which requires the Company to provide capital to fund the monthly expenses of Maybacks.

Maybacks is a 27 station network whose programming is carried by Roku, Direct TV, Local Now and many other platforms giving it an FCC reach of over 450,000,000 worldwide.  At acquisition date, Maybacks did not have any tangible assets or liabilities.

Goliath Motion Picture Promotions

On June 20, 2023, the Company, closed a License Agreement with Goliath Motion Picture Promotions (“Goliath”).

On the Closing Date, the Company licensed various full-length motion pictures and serial television shows for a period of 10 years. In exchange for the license, the Company issued to the Seller 100,000 shares of the Company’s Series D Preferred Stock, par value $0.001 with stated value of $50 per share.

As a result of the Purchase Agreement and the acquisition of the Assets, the Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own Maybacks TV Network.

Estimated future amortization for the above acquisitions are as follows:

	Maybacks	Goliath
	Customers	License	Total
2025	$700	$500,000	$500,700
2026	700	500,000	500,700
2027	700	500,000	500,700
2028	700	500,000	500,700
2029	700	500,000	500,700
	3,500	2,500,000	2,503,500
Thereafter	3,150	2,250,000	2,253,150
	$6,650	$4,750,000	$4,756,650

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, and 2022 net cash proceeds of $23,290 and $18,989 respectively were received from related parties for operating expenses. Advances from related parties accumulated balances as of December 31, 2023, and 2022 were $560,779 and $383,686.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. At December 31, 2023 and 2022 the note had accrued interest of $37,068 and $32,568, respectively.

Related Party Loans

From 2016 to current, the Company has received loans from the CEO and a member of the board of directors to support operations.  The loans bear interest at 5% per annum and are payable upon demand. At December 31, 2023 and 2022 the loans had accrued interest of $66,306 and $32,568, respectively.

Balances of all loans due to related parties as of December 31, 2023:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$61,809	$508,959
Convertible notes – Related party	50,000	36,568	87,068
Related Party Loans	208,150	66,307	274,457
Total Related Parties Loans	705,300	171,232	$870,483

Total increase of $29,077 compared to previous year’s total related party loans of $841,215 primarily due the and accrued interest for the year.

Accrued Compensation

The Company had $501,250 in accrued compensation due to current and former management at December 31, 2023 and 2022, respectively.  Management has waived compensation for the years ended December 31, 2023 and 2022.

NOTE 8 – LEASES

The Company’s right-of-use assets under operating lease for an office premise had expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of December 31, 2023.

The company currently do not have any long-term operating lease. Our operating lease expenses of $0 and $1,601 for the year ended December 31, 2023 and 2022 respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023, and 2022, are as follows:

	December 31,	December 31,
	2023	2022
Net operating loss carryforward	$38,038,768	$36,380,313
Effective tax rate	21%	21%
Deferred tax asset	7,988,141	7,639,866
Less: Valuation allowance	$(7,988,141)	$(7,639,866)
Net deferred asset	$-	$-

As of December 31, 2023, the Company had approximately $38 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of December 31, 2023, and 2022 for the following:

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

Potentially dilutive securities were comprised of the following:

	December 31,	December 31,
	2023	2022
Warrants	11,000,000	1,150,363
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	2,419,329,215	106,911,847
	2,433,029,215	110,762,210

NOTE 12 – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of May 31, 2024 when the financial statements were available to be issued.

Series Z Preferred Stock

Subsequent to December 31, 2023, the Company issued 3,200 shares of Series Z Preferred Stock for proceeds of $79,980. Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date.

Common Stock

Subsequent to December 31, 2023, the Company converted $53,457 in convertible notes and accrued interest into issued 215,653,484.

Convertible Notes Payable

Subsequent to December 31, 2023, the Company issued $25,000 in convertible notes, convertible at a fixed price of $0.0005.

Subsequent to December 31, 2023, the Company repaid $16,000 in convertible notes.

Promissory Notes

Subsequent to December 31, 2023, the Company’s received $4,000 and repaid $25,000 in promissory notes.

Secured Promissory Notes

Subsequent to December 31, 2023, the Company’s received $43,000 in secured promissory notes.

Related Party Notes

Subsequent to December 31, 2023, the Company’s Chairman advanced the Company $10,800 and was repaid $34,239.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	Articles of Merger	8-K	3.1	December 12, 2022
3.3	Certificate of Designation for Class C Preferred	8-K	3.1	April 28, 2023
3.4	Amended and Restated Certificate of Designation for Class B Convertible Preferred	8-K	3.1	June 28, 2023
3.5	Certificate of Designation for Class D Preferred	8-K	3.2	June 28, 2023
3.6	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
(4)
4.1	Description of Registrant’s securities
(10)
10.1	License Agreement	8-K	10.1	May 4, 2022
10.2	Membership Interest Purchase Agreement	8-K	2.1	April 28, 2023
10.3	Asset Purchase Agreement	8-K	2.1	June 28, 2023
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Eco Chain 360, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

 ______

* Filed herewith.

** Furnished herewith

35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Authentic Holdings, Inc.
(Registrant)

Dated: June 12, 2024	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: June 12, 2024	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 12, 2024	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: June 12, 2024	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 12, 2024	/s/ Scott Todd
Scott Todd
Director

36