Form 10-Q
period 2024-03-31
Authentic Holdings, Inc.
filed 2024-08-01
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of July 30, 2024, there were 2,240,073,721 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Advances	625,000	625,000
TOTAL CURRENT ASSETS	625,000	625,000

Property and equipment, net of depreciation	10,938	21,721
Intangible assets	4,645,962	4,771,322

TOTAL ASSETS	$5,281,900	$5,418,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$6	$1,814
Accounts payable and accrued liabilities	358,920	316,873
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	161,197	159,950
Convertible notes and accrued interest - net of debt discount	1,367,391	1,320,858
Convertible notes and accrued interest - related party	87,693	87,068
Secured Promissory Notes and Accrued Interest	88,533	41,022
Promissory Notes and Accrued Interest	4,000	25,000
Promissory note and accrued interest - related party	512,313	508,959
Derivative liabilities	2,413,019	1,633,052
Advances from related parties	519,454	560,779
Related party loans and accrued interest	276,298	274,456
Self Liquidating Promissory Notes	129,583	192,500
TOTAL CURRENT LIABILITIES	$6,419,657	$5,623,581

TOTAL LIABILITIES

STOCKHOLDER'S EQUITY (DEFICIENCY)
Preferred stock, Class B, $0.001 par value, 400,000 shares authorized, 400,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	400	200
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	100	100
Preferred stock, Class Z, 3,200 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	3	-
Common stock $0.001 par value, 3,500,000,000 shares authorized, 2,153,936,721 and 2,024,420,237 shares issued and outstanding at March 31, 2024 and December 31, 2023	2,153,936	2,024,420
Common stock issuable	16,500	16,500
Additional paid-in capital	35,801,923	35,791,910
Accumulated deficit	(39,110,719)	(38,038,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(1,137,757)	(205,538)

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$5,281,900	$5,418,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31,
(Unaudited)
	2024	2023

Revenues	$40,240	$-
Cost of revenues	(30,919)	-
Gross Profit	9,321	-

Operating Expenses
General and administrative	58,904	55,300
Depreciation and Amortization	136,143	11,503
Professional and Legal Fees	49,294	14,113
Research and Development	1,017	33,850
Total Operating Expenses	245,358	114,766

Income/(Loss) from Operations	(236,037)	(114,766)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	(779,967)	(1,046,847)
Gain/(Loss) on settlement of notes	27,823	-
Interest expense and financing costs	(77,949)	(37,589)
Interest expense - related parties	(5,821)	(10,059)
Total Other Income/(Expense)	(835,914)	(1,094,495)

Net Income (Loss)	$(1,071,951)	$(1,209,261)

Weighted Average common stock outstanding	2,041,785,065	1,557,397,662

Earnings (loss) per share	$(0.001)	$(0.001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Series B		Series C		Series D		Series Z				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	2,024,420,237	$2,024,420	$16,500	35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-	-	-	-	-	-	(200)	-	-
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	129,516,484	129,516	-	(45,703)	-	83,813
Stocks issued for cash	-	-	-	-	-	-	3,200	3	-	-	-	79,977	-	79,980
Extinquishment of derivative liabilities	-	-	-	-	-	-	-	-	-	-	-	24,061	-	24,061
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,071,951)	(1,071,951)
Balance March 31, 2024	400,000	$400	100,000	$100	100,000	$100	3,200	$80,000	2,153,936,721	$2,153,936	$16,500	$35,801,923	$(39,110,719)	$(1,137,757)

Balance December 31, 2022	200,000	$200	-	-	-	-	-	-	1,557,397,662	$1,557,397	$-	$30,305,914	$(36,380,313)	$(4,516,802)
Stock issued for cash	-	-	-	-	-	-	-	-	15,555,556	15,556	-	19,444		35,000
Adjustment shares issued	-	-	-	-	-	-	-	-	139,630,947	-	-	-		-
Net loss	-	-	-	-	-	-	-	-			-		(1,209,261)	(1,209,261)
Balance March 31, 2023	200,000	$200	-	$-	-	$-	-	$-	1,712,584,165	$1,572,953	$-	$30,325,358	$(37,589,574)	$(5,691,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,071,951)	$(1,209,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	779,967	1,046,847
Gain on conversion of convertible debt	(27,823)	-
Amortization of debt discount	21,297
Depreciation - Property and equipment	10,783	11,118
Amortization - Intangible assets	125,360	385
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	35,450	527
Accrued interest	59,070	24,714
Net cash used in operating activities	$(67,847)	$(125,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-
Net cash provided by investing activities	$-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,808)	-
Advances from related parties	-	48,230
Proceeds from common stock and warrants	-	35,000
Proceeds from Promissory Notes	83,980	12,500
Proceeds from Secured Promissory Notes	43,000	-
Proceeds from convertible notes	25,000	30,474
Repayment of advances from related parties	(41,325)
Repayment of Promissory Notes	(25,000)
Repayment of convertible notes	(16,000)	-
Net cash provided by financing activities	$67,847	$126,204

Net (decrease) increase in cash	$-	534
Cash and cash equivalents, beginning of period	-	(306)
Cash and cash equivalents , end of period	$-	$228

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$83,813	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Authentic Holdings Inc., formerly Global Fiber Technologies, Inc. ("the Company"), was incorporated in Nevada on September 29, 2003.

Originally formed as a publishing company, the Company ceased its publishing operations in or around 2007. After ceasing the publishing operations, the Company's operations consisted solely of utilizing the expertise of its board Members and outside agents to further the efforts of its advisory services business plan. In 2011, the Company changed its’ name to Premiere Opportunities Group, Inc.

In 2013, the Company became involved in the manufacturing and global distribution of ladies’ apparel, which was discontinued in 2014. In 2014, the Company changed its’ name to Global Fashion Technologies, Inc.

In 2017, the Company changed its’ name to Eco Tek 360, Inc. In 2018, the Company began a venture for the purpose of operating as an intermediary providing an expedited trading platform for buyers and sellers to efficiently consummate fiber transactions. This venture has had no operations to date, nor did it have assets or liabilities.

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

On June 20, 2023, the Company closed a License Agreement with Goliath Motion Picture Promotions, where the Company acquired the licensing rights various full-length motion pictures and serial television shows for a period of 10 years. The Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks Global Entertainment.

The Company has developed a non-fungible token (“NFT”) platform to hold 80 million music NFTs. The Company plans on utilizing this platform across its’ business lines. The Company is also in the process of re-building a more fortified, secure, and user-friendly platform for storing and claiming future NFTs, as well as building a landing platform on top of our current NFT platform which will be an industry first. This platform's purpose is to help NFT investors recapture the losses incurred on certain types of projects. The Company will also start work on a project which will have its roots in the music industry that will include many artists and will be a game driven project with prizes awarded at the end of each contest period which could include free concert tickets, back-stage passes, airfare to and from the concert.

Going Concern

The accompanying financial statements have been prepared following U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has an accumulated deficit of $39,110,719 and $38,038,768 as of March 31, 2024 and December 31, 2023, respectively, incurred net losses of $1,071,951 and $1,209,261 for the three months ended March 31, 2024 and 2023, respectively, and had net working capital deficits of $5,794,657 and $4,998,581 at March 31, 2024 and December 31, 2023, respectively, and has no cash resources. Consequently, the items mentioned above raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management intends to continue to grow other debt and equity until the Company has positive cash flows from an operating company.

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary, Maybacks Global Entertainment. All significant intercompany accounts and transactions have been eliminated.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and significant improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	March 31,	December 31,
	2024	2023
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
Total Equipment	240,853	240,853
Less accumulated depreciation	(229,915)	(219,132)
	$10,938	$21,721

Depreciation expense amounted to $10,783 and $11,118 for the three months ended March 31, 2024 and 2023, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2024 and 2023, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

License agreement	$5,000,000	$5,000,000
Customer list	7,000	7,000
Patent	12,406	12,406
Websites	10,690	10,690
Royalties	125,000	125,000
	5,155,096	5,155,096
Less accumulated amortization	(571,490)	(383,774)
	$4,645,962	$4,771,322

Amortization expenses amounted to $125,360 and $385 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company earns revenue from the sale of advertising on our owned Maybacks network.  The Company has contracted with an agent, who manages the contracting, billing and placement of ads.  We have determined that a contract exists for our advertising sales arrangements once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and scheduled by our agent. As the placement of ads is managed by an independent agent, revenue from these arrangements is recognized upon collection and remittance by our agent.

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

For the three months ended March 31, 2024, and 2023, the Company incurred no stock-based compensation.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt, whether convertible or not, or with other considerations. These costs are recorded as debt discounts and are amortized over the life of the obligation to the statement of operations as amortization of debt discount.

Original Issue Discount

If a debt is issued with an original issue discount, the original issue discount is recorded as a debt discount, reducing the face amount of the note. It is amortized over the life of the debt to the statement of operations as amortization of debt discount. If the underlying debt is converted, a proportionate share of the unamortized amounts is immediately expensed.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based awards issued and derivatives embedded in financial instruments. Assessments are used to determine depreciation, the valuation of non- cash issuances of common stock, stock options, and warrants, and valuing convertible notes for beneficial conversion features, among others.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on March 31, 2024 and December 31, 2023, measured at fair value on a recurring basis:

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$2,413,019	$2,413,019

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,633,052	$1,633,052

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. At March 31, 2024 and December 31, 2023, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis.  The Company does not believe any future standards will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company had 603,200 and 600,000 shares of its $0.001 par value preferred stock issued and outstanding, respectively. The following summarizes the preferred stock classes:

•

“Series B Preferred Stock.”  Under the terms of the Certificate of Designation for the Series B Preferred Stock, the number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The holders of Series B Preferred Stock vote together with the common stock as a single class. The holders of Series B Preferred Stock are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Series B Preferred Stock shares shall be entitled to 10,000 votes per share. The Series B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The holders of Series B Preferred Stock are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem the Series B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock and Series C Preferred Stock, but junior to a distribution to the holders of Series D Preferred Stock, the amount of $0.035 per share plus any accrued but unpaid dividends. At March 31, 2024 and December 31, 2023, there were 400,000 and 400,000 shares of Series B Preferred Stock issued and outstanding, respectively.

•

Series C Preferred Stock”. Under the terms of the Certificate of Designation for the Series C Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series C Preferred Stock shall rank pari passu with the Series B Preferred Stock and common stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The outstanding shares of Series C Preferred Stock shall automatically convert into shares of our common stock upon the following to occur:

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

At March 31, 2024 and December 31, 2023, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

•

“Series D Preferred Stock”. Under the terms of the Certificate of Designation for the Series D Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series D Preferred Stock shall not have voting rights except as it pertains to altering the rights associated with the Series D Preferred Stock. The Series D Preferred Stock shall have a stated value of $50 per share (the “Stated Value”) and each share shall be entitled to a preference over the common stock, the Series B Preferred Stock, and the Series C Preferred Stock of the Stated Value upon the liquidation, dissolution and winding up of the Company. Each share of Series D Preferred Stock shall be convertible, at any time after three years of issuance or immediately in the event of a change in control at the option of the Holder thereof, into that number of shares of common stock (subject to a beneficial ownership limitation of up to 9.99%) determined by dividing the Stated Value by the Conversion Price, which is closing price of the common stock of the Company on the OTC, on the day immediately prior to the conversion. The Company has the right to redeem the Series D Preferred Stock after five years by making a payment of cash equal to 106% of the sum of an amount equal to the total number of Series D Preferred Stock held by the Holder multiplied by the Stated Value. In the event of a change in control, the company shall redeem the outstanding shares of Series D Preferred Stock by making a payment in cash using the same formula.

At March 31, 2024 and 2023, there were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

•

“Series Z Preferred Stock”. Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

At March 31, 2024 and 2023, there were 3,200 and 0 shares of Series Z Preferred Stock issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company issued 3,200 shares of Series Z preferred shares for net proceeds of $79,980.

During the three months ended March 31, 2023, the Company had no issuance of preferred shares.

Common Stock

As of March 31, 2024, and December 31, 2023, the Company had 2,153,936,721 and 2,024,420,237 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company issued common shares as follows:

•	Issued 129,516,484 shares for conversion of notes valued at $83,813.

Stock Options

No stock options were issued during the three months ended March 31, 2024, and 2023. All stock options issued previous to 2021 were either exercised or expired.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

Unsecured notes consist of various notes accruing interest ranging from 5% to 17%. The following summarizes these notes:

	March 31, 2024	December 31, 2023
Unsecured notes payable	$99,700	$99,700
Accrued interest	61,497	60,250
	$161,197	$159,950

Convertible Notes Payable

As of March 31, 2024 and December 31, 2023, we had convertible notes outstanding of $1,367,391 and $1,320,858 respectively.

	March 31, 2024	December 31, 2023
Principal balances	$1,041,413	$1,061,793
Discount	(15,625)	(36,921)
Accrued Interest	341,603	295,986
	$1,367,391	$1,320,858

During the three months ended March 31, 2024, the Company received proceeds of $25,000 from two convertible promissory notes, maturing in 2026. The notes bear interest 18%, with a penalty rate of 25%. These notes are convertible at a fixed conversion price of $0.0005.  These agreements include royalty agreements for Maybacks, wherein the Company agrees to pay 2.50% of gross sales.  During the three months ended March 31, 2024, the Company recognized $2,137 in accrued royalties.

At March 31, 2024, convertible notes with face values of $951,163 were in default.

Secured Promissory Note

The following notes are secured by the assets of the Company:

	March 31, 2024	December 31, 2023
Secured notes payable	$83,000	$40,000
Accrued interest	5,533	1,022
	$88,533	$41,022

At March 31, 2024, a secured promissory note with a face value of $18,000 was in default.

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%.  The following summarizes these notes:

	March 31, 2024	December 31, 2023
Self-liquidating promissory notes	$100,000	$150,000
Accrued interest	29,583	42,500
	$129,583	$192,500

During the three months ended March 31,2024, self-liquidating promissory notes of $50,000 were exchanged for a royalty agreement, wherein the holder will receive a royalty of 5% of net sales of Maybacks.

At March 31, 2024, the remaining $100,000 in self-liquidating notes were in default.

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

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2024:

 Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$1,633,052
Net Loss (gain) on change in fair value of the derivative	779,967
Balance – March 31, 2024	$2,413,019

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

Goliath Motion Picture Promotions

On June 20, 2023, the Company closed a License Agreement with Goliath Motion Picture Promotions (“Goliath”).

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

Estimated future amortization for the above acquisitions are as follows:

	Maybacks	Goliath
	Customers	License	Total
2024	$525	$375,000	$375,525
2025	700	500,000	500,700
2026	700	500,000	500,700
2027	700	500,000	500,700
2028	700	500,000	500,700
2029	700	500,000	500,700
	4,025	2,875,000	2,879,025
Thereafter	2,450	1,750,000	1,752,450
	$6,475	$4,625,000	$4,631,475

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, and 2023 net cash repayments of $41,325 and proceeds of $48,230, respectively, were received from related parties for operating expenses. Advances from related parties accumulated balances as of March 31, 2024 and December 31, 2023 were $519,454 and $560,779, respectively.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. At March 31, 2024, this note was in default.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid. At March 31, 2024 and December 31, 2023 the note had accrued interest of $37,693 and $37,068, respectively.

Related Party Loans

From 2016 to current, the Company has received loans from the CEO and a member of the board of directors to support operations.  The loans bear interest at 5% per annum and are payable upon demand.

Balances of all loans due to related parties as of March 31, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$65,163	$512,313
Convertible notes – Related party	50,000	37,693	87,693
Related Party Loans	208,150	68,148	276,298
Total Related Parties Loans	705,300	171,124	$876,324

Accrued Compensation

The Company had $501,250 in accrued compensation due to current and former management at March 31, 2024 and December 31, 2023, respectively.  Management has waived compensation for the three months ended March 31, 2024 and year ended December 31, 2023.

NOTE 8 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2024 and December 31, 2023, are as follows:

	March 31,	December 31,
	2024	2023
Net operating loss carryforward	$39,241,153	$38,038,768
Effective tax rate	21%	21%
Deferred tax asset	8,240,642	7,988,141
Less: Valuation allowance	$(8,240,642)	$(7,988,141)
Net deferred asset	$-	$-

As of March 31, 2024, the Company had approximately $39 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 9– COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of March 31, 2024 and December 31, 2023 for the following:

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

At the present time we are not compensating our officers and directors. We have the following employments agreements with our executive officers. At the end of 2020, these executive officers agreed to waive compensation for 2020 and for the foreseeable future.

On December 30, 2016, we entered into an employment agreement with Paul Serbiak, our CEO and Treasurer, wherein Mr. Serbiak will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, the base salary for Mr. Serbiak shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Serbiak’s contract provides for a minimum annual bonus of thirty-percent (30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to three-hundred-percent (300%) of his base salary. As a signing bonus, Mr. Serbiak received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, Mr. Serbiak’s contract provides for up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

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

NOTE 10– NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	March 31	December 31,
	2024	2023
Warrants	11,000,000	11,000,000
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	2,419,329,215	2,419,329,215
	2,433,029,215	2,433,029,215

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company issued 420 shares of Series Z preferred shares for net proceeds of $10,500.

Subsequent to March 31, 2024, the Company issued 86,137,000 shares for conversion of notes valued at $77,523.

Subsequent to March 31, 2024, the Company received proceeds of $6,500.

Subsequent to March 31, 2024, the Company received proceeds of $29,500 from secured promissory notes and repaid $17,500 from secured promissory notes.

Subsequent to March 31, 2024, the Company received proceeds of $75,000 and repaid $28,750 from convertible notes.

Subsequent to March 31, 2024, the Company repaid advances to related parties of $27,494.

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

Overview

Authentic Holdings Inc. (formerly Global Fiber Technologies, Inc.) was incorporated in Nevada on March 25, 2005, as “Premier Publishing Group, Inc.” Originally formed as a publishing company, we ceased our publishing operations in or around 2007.

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

Maybacks doubled its channel count in the last 12 months from 14 to over 28 channels under the brand iDreamCTV. Maybacks has increased its footprint from 1.5 million households to over 41 million households since being acquired in April of 2023. Maybacks serves over 40 markets with its own proprietary programming. Within the 40 cities Maybacks serve are major markets such as  NYC, Los Angeles, San Diego, Miami, Houston and Phoenix to name a few.

Maybacks completed the development of a multi-platform phone application “app” in May of 2024. The app allows the user access to all 28 Maybacks “streaming channels” as opposed to just the limited channels broadcasted at the local level at scheduled times via OTA or “Over the Air”.  The app is available on ROKU, iOS and Android platforms and launched in June of 2024 with 25,000 initial downloads.

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

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues for the year ended December 31, 2023 and for the quarter ended March 31, 2024, and we are hopeful more advertising agreements are signed and more ad pressions sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $39,078,000 as of March 31, 2024, with a net working capital deficit of $5,713,816 and limited cash resources. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023.

Revenue

We earned revenue of $40,240 for the three months ended March 31, 2024, as compared with no revenue for the three months ended March 31, 2023. We expect that revenue will increase in future quarters as Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots.

We also expect that revenue will increase in future quarters as we are currently re-building a more fortified, secure, and user-friendly platform for storing and claiming our future NFTs. We have completed the building of a landing platform on top of our current NFT platform. This platform’s purpose is to help NFT investors recapture the losses incurred on certain types of projects known as “Rug Pulls”. We expect it should create substantial opportunities for us and give us credibility in the Blockchain and NFT community.

Operating Expenses

Operating expenses increased from $114,766 for the three months ended March 31, 2023, to $245,358 for the three months ended March 31, 2024. Overall, this increase resulted primarily from the amortization of license agreements we entered with Goliath, and to a lesser extent from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended March 31,
	2024	2023
General and Administrative	$58,904	$55,300
Depreciation and Amortization	136,143	11,503
Professional and Legal Fees	49,294	14,113
Research and Development	1,017	33,850
Total Operating Expense	$245,358	$114,766

Operating expenses increased by 114% in the amount of $130,592 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Listed below are the major changes to operating expenses:

General and administrative expenses increased by $3,604 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Depreciation and amortization increased by $124,640 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the amortization of the license agreements of Maybacks and Goliath, which were acquired in 2023.

Professional and legal fees increased by $35,181 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to $29,145 in accounting and audit fees in 2024.

Research and development decreased by $32,833, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the development of the blockchain and NFT platform service product lines during the first quarter of 2023.

Other Income (Expenses)

Other expenses were $835,914 for the three months ended March 31, 2024, compared to $1,094,495 for the three months ended March 31, 2023, primarily as a result of the decrease in the loss in the valuation of derivative liabilities that amounted to $266,880.

Net Loss

We recorded a net loss of $1,071,951 for the three months ended March 31, 2024, compared to a  net loss of $1,209,261 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets above contains, at March 31, 2024, certain of this debt that is in default, including, convertible notes with face values of $951,163, secured promissory notes of $18,000, related party promissory notes of $447,150 and self-liquidating promissory notes. The company is currently in negotiations with these lenders to extend the loans or to seek a partial or total settlement for value, but no assurances can be made that we will  be able to repay the debt.  At March 31, 2024, we have no cash, a substantial working capital deficit, our revenues have only commenced as of this quarter and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The following is a summary of the cash and cash equivalents as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$-	$-	$-	-%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31
	2024	2023
Net cash provided (used) in operating activities	$(67,847)	$(125,670)
Net cash provided by (used in) investing activities
Net cash provided by (used in) financing activities	67,847	126,204
Net increase (decrease) in cash and cash equivalents	$-	$534

Operating activities

Net cash used in operating activities was $67,847 during the three months ended March 31, 2024 and consisted of the net loss of $1,184,739 offset by the non-cash items for the three months ended March 31, 2024, of $779,967 change in change in fair value of derivative liabilities,  losses on the conversion of note payable of $85,090, the amortization of debt discount of $21,297, and a $136,143 in depreciation and amortization expenses. The significant change in operating assets and liabilities were increases in accounts payable and accrued expenses of $33,325 and increases in accrued interest of $59,070.

Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2024 and 2023.

Financing activities

Net cash provided in financing activities for the three months ended March 31, 2024, and 2023 was $67,847 and $126,204, respectively, consisting of the following:

Three months ended March 31,	2024	2023
Advances from related parties	$-	$48,230
Proceeds from Unsecured loans	83,980	12,500
Proceeds from issuance of common stock and warrants	-	35,000
Proceeds from convertible notes	25,000	30,474
Bank overdraft	(1,808)	-
Proceeds from Secured Promissory Notes	43,000	-
Repayment of advances from related parties	(41,325)	-
Repayment of Promissory Notes	(25,000)	-
Repayment of convertible notes	(16,000)	-
Net cash provided by financing activities	$67,847	$126,204

Going Concern

The financial statements have been prepared assuming we will continue as a going concern. We have incurred losses since inception, resulting in an accumulated deficit of $39,110,719 and a working capital deficit of $5,794,657 as of March 31, 2024, and future losses are anticipated. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

There were no long-term operating lease contracts for the three months ended March 31, 2024 and 2023 that require access to (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the three months ended March 31, 2024, and 2023, the Company incurred $0 and $0 for stock-based compensation, respectively.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2023, filed with the SEC on June 12, 2024. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Our ability to generate significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations, that currently anticipated business opportunities will be realized on schedule or at all, or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness and any amounts borrowed under future credit facilities, or to fund our other liquidity needs.

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations and other purposes. As a result of these obligations, our current liabilities exceed our current assets. We may need to take on additional debt as we expand our presence in the industries in which we conduct business, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

We cannot guarantee that we will be able to refinance any of our indebtedness, negotiate a settlement using our equity securities,  or obtain additional financing, particularly because of our anticipated high levels of indebtedness and the indebtedness incurrence restrictions imposed by the agreements governing our indebtedness, as well as prevailing market conditions. We may face substantial liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

The lending documents restrict, and any agreements governing future indebtedness may restrict, our ability to dispose of assets and use the proceeds from any such dispositions. We cannot guarantee we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the three months ended March 31, 2024, the Company issued common shares as follows:

The Company issued 129,516,484 shares of common shares for the conversion of convertible debt and accrued interest of $32,874.

During the three months ended March 31, 2023, the Company issued 155,186,503 shares of common stock.

Stock Options

No stock options were issued during the three months ended March 31, 2024, and 2023. All stock options issued previous to 2021 were either exercised or expired.

Preferred Stock

During the three months ended March 31, 2024, the Company issued preferred shares as follows:

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

Item 3. Defaults Upon Senior Securities

Our current liabilities on our Condensed Consolidated Balance Sheets above contains, at March 31, 2024, certain debt that is in default, including, convertible notes with face values of $951,163, secured promissory notes of $18,000, related party promissory notes of $447,150 and self-liquidating promissory notes.

At March 31, 2024, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: July 30, 2024	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: July 30, 2024	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

