Form 10-Q
period 2024-06-30
Authentic Holdings, Inc.
filed 2024-08-19
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 18, 2024, there were 2,252,573,721 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Advances	625,000	625,000
TOTAL CURRENT ASSETS	625,000	625,000

Property and equipment, net of depreciation	154	21,721
Intangible assets	4,520,098	4,771,322

TOTAL ASSETS	$5,145,252	$5,418,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$188	$1,814
Accounts payable and accrued liabilities	366,447	316,873
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	162,443	159,950
Convertible notes and accrued interest - net of debt discount	1,430,243	1,320,858
Convertible notes and accrued interest - related party	88,318	87,068
Secured Promissory Notes and Accrued Interest	101,039	41,022
Promissory Notes and Accrued Interest	-	25,000
Promissory note and accrued interest - related party	515,666	508,959
Derivative liabilities	1,119,849	1,633,052
Advances from related parties	506,791	560,779
Related party loans and accrued interest	278,141	274,456
Self Liquidating Promissory Notes	130,833	192,500
TOTAL CURRENT LIABILITIES	$5,201,208	$5,623,581

TOTAL LIABILITIES

STOCKHOLDER'S EQUITY (DEFICIENCY)
Preferred stock, Class B, $0.001 par value, 400,000 shares authorized, 400,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	400	200
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	100	100
Preferred stock, Class Z, 3,620 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	4	-
Common stock $0.001 par value, 3,500,000,000 shares authorized, 2,240,073,721 and 2,024,420,237 shares issued and outstanding at June 30, 2024 and December 31, 2023	2,240,073	2,024,420
Common stock issuable	16,500	16,500
Additional paid-in capital	35,877,496	35,791,910
Accumulated deficit	(38,190,629)	(38,038,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(55,956)	(205,538)

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$5,145,252	$5,418,043

AUTHENTIC HOLDINGS INC.
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$27,332	$-	$67,572	$-
Cost of revenues	(11,500)	-	(42,419)	-
Gross Profit	15,832	-	25,153	-

Operating Expenses
General and administrative	65,220	16,342	124,124	71,643
Depreciation and Amortization	136,648	11,450	272,791	22,953
Professional and Legal Fees	4,500	69,039	53,794	90,698
Research and Development	-	15,545	1,017	41,850
Total Operating Expenses	206,368	112,376	451,726	227,144

Income/(Loss) from Operations	(190,536)	(112,376)	(426,573)	(227,144)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	1,219,482	1,261,330	439,515	214,483
Gain/(Loss) on settlement of notes	(40,010)	-	(12,187)	-
Interest expense and financing costs	(63,650)	(38,173)	(141,599)	(75,763)
Interest expense - related parties	(5,196)	4,184	(11,017)	(5,874)
(Income) Loss on Joint Venture	-	(50,000)	-	(50,000)
Other Expense	-	(19,800)	-	(83,234)
Total Other Income/(Expense)	1,110,626	1,157,541	274,712	(388)

Net Income (Loss)	$920,090	$1,045,165	$(151,861)	$(227,532)

Weighted Average common stock outstanding	2,152,684,652	1,792,805,853	2,097,234,858	1,741,057,770

Earnings (loss) per share	$0.00	$0.00	$(0.00)	$(0.00)

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Series B		Series C		Series D		Series Z Preferred				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	2,024,420,237	$2,024,420	$16,500	35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-	-	-	-	-	-	(200)	-	-
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	129,516,484	129,516	-	(69,764)	-	59,752
Stocks issued for cash	-	-	-	-	-	-	3,200	3	-	-	-	79,977	-	79,980
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,071,951)	(1,071,951)
Balance March 31, 2024	400,000	400	100,000	100	100,000	100	3,200	3	2,153,936,721	2,153,936	16,500	35,801,923	(39,110,719)	(1,137,757)

Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	86,137,000	86,137	-	65,074	-	151,211
Stocks issued for cash	-	-	-	-	-	-	420	1	-	-	-	10,499	-	10,500
Net income	-	-	-	-	-	-	-	-	-	-	-	-	920,090	920,090
Balance June 30, 2024	400,000	$400	100,000	$100	100,000	$100	3,620	$4	2,240,073,721	$2,240,073	$16,500	$35,730,120	$(38,043,253)	$(55,956)

Balance December 31, 2022	200,000	$200	-	-	-	-	-	-	1,557,397,662	$1,557,397	$-	$30,305,914	$(36,380,313)	$(4,516,802)
Stock issued for cash	-	-	-	-	-	-	-	-	15,555,556	15,556	-	19,444		35,000
Adjustment shares issued	-	-	-	-	-	-	-	-	139,630,947	-	-	-		-
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,209,261)	(1,209,261)
Balance March 31, 2023	200,000	$200	-	$-	-	$-	-	$-	1,712,584,165	$1,572,953	$-	$30,325,358	$(37,589,574)	$(5,691,063)

Adjustment shares issued	-	-	-	-	-	-	-	-	(139,630,947)	-	-	-	-	-
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	302,731,907	302,731	-	71,964	-	374,695
Net income	-	-	-	-	-	-	-	-			-		1,045,165	1,045,165
Balance June 30, 2023	200,000	$200	-	$-	-	$-	-	$-	1,875,685,125	$1,875,684	$-	$30,397,322	$(36,544,409)	$(4,271,203)

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(151,861)	$(227,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(513,203)	(298,477)
Change in derivative liability – conversion of convertible debt	73,688
Loss on conversion of convertible debt	61,071	-
Amortization of debt discount	38,157	-
Depreciation - Property and equipment	21,567	22,954
Amortization - Intangible assets	251,224	-
Changes in operating assets and liabilities:
Advances	-	175,000
Accounts payable and accrued expenses	49,574	(8,053)
Accrued interest	49,667	-
Net cash used in operating activities	$(120,116)	$(336,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-
Net cash provided by investing activities	$-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,626)	-
Advances from related parties	14,831	33,888
Proceeds from common stock and warrants	-	409,696
Proceeds from promisory Notes	90,480	46,785
Proceeds from secured promisory notes	72,500	-
Proceeds from convertible notes	100,000	-
Proceeds from unsecured loans	-	55,839
Proceeds from self liquidating notes	-	3,750
Repayments of advances from related parties	(68,819)	-
Repayment of promissory Notes	(42,500)	-
Repayment of convertible notes	(44,750)	(204,025)
Net cash provided by financing activities	$120,116	$345,933

Net (decrease) increase in cash	$-	9,825
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents , end of period	$-	$9,825

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$210,963	$374,695

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Going Concern

The accompanying financial statements have been prepared following U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has an accumulated deficit of  $38,190,629 and $38,038,768 as of June 30, 2024 and December 31, 2023, respectively, incurred net losses of $151,861 and $227,532 for the six months ended June 30, 2024 and 2023, respectively, and had net working capital deficits of $4,576,208 and $4,998,581 at June 30, 2024 and December 31, 2023, respectively, and has no cash resources. At June 30, 2024, the Company had a number of promissory notes in default, including convertible notes with face values of $ 1,060,164, secured promissory notes with face values of $95,000, related party promissory notes with face values of $447,150 and self-liquidating promissory notes of $100,000. Consequently, the items mentioned above raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management intends to continue to grow other debt and equity until the Company has positive cash flows from an operating company.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and significant improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	June 30,	December 31,
	2024	2023
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
Total Equipment	240,853	240,853
Less accumulated depreciation	(240,699)	(219,132)
	$154	$21,721

Depreciation expense amounted to $21,567 and $22,236 for the six months ended June 30, 2024 and 2023, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2024, and 2023, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

License agreement	$5,000,000	$5,000,000
Customer list	7,000	7,000
Patent	12,406	12,406
Websites	10,690	10,690
	5,030,096	5,030,096
Less accumulated amortization	(509,998)	(258,774)
	$4,520,098	$4,771,322

Amortization expenses amounted to $251,224 and $717 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company earns revenue from the sale of advertising on our owned Maybacks network.  The Company has contracted with an agent, who manages the contracting, billing and placement of ads.  We have determined that a contract exists for our advertising sales arrangements once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and scheduled by our agent.  As the placement of ads in managed by an independent agent, revenue from these arrangements is recognized upon collection and remittance by our agent.

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

For the six months ended June 30, 2024, and 2023, the Company incurred no stock-based compensation.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on June 30, 2024 and December 31, 2023, measured at fair value on a recurring basis:

June 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,119,849	$1,119,849

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,633,052	$1,633,052

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. At June 30, 2024 and December 31, 2023, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis.  The Company does not believe any future standards will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had 603,620 and 600,000 shares of its $0.001 par value preferred stock issued and outstanding, respectively. The following summarizes the preferred stock classes:

•

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem the Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends. At June 30, 2024 and December 31, 2023, there were 400,000 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

At June 30, 2024 and December 31, 2023, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

At June 30, 2024 and 2023, there were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

•

“Series Z Preferred Stock”. Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

At June 30, 2024 and 2023, there were 3,620 and 0 shares of Series Z Preferred Stock issued and outstanding, respectively.

During six months ended June 30, 2024, the Company issued 3,620 shares of Series Z preferred shares for net proceeds of $90,480.

During six months ended June 31, 2023, the Company had no issuance of preferred shares.

Common Stock

As of June 30, 2024, and December 31, 2023, the Company had 2,240,073,721 and 2,024,420,237 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the six months ended June 30, 2024, the Company issued common shares as follows:

•	Issued 215,653,484 shares for conversion of notes valued at $161,336.

Stock Options

No stock options were issued during the six months ended June 30, 2024, and 2023.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

Unsecured notes consist of various notes accruing interest ranging from 5% to 17%. The following summarizes these notes:

	June 30, 2024	December 31, 2023
Unsecured notes payable	$99,700	$99,700
Accrued interest	62,743	60,250
	$162,443	$159,950

Convertible Notes Payable

As of June 30, 2024 and December 31, 2023, convertible notes outstanding $1,432,467 and $1,320,858 respectively.

	June 30, 2024	December 31, 2023
Principal balances	$1,060,164	$1,061,793
Discount	(3,764)	(36,921)
Accrued Interest	376,068	295,986
	$1,432,468	$1,320,858

During the six months ended June 30, 2024, the Company received proceeds of $50,000 from two convertible promissory notes, maturing in 2026. The notes bear interest 18%, with a penalty rate of 25%. These notes are convertible at a fixed conversion price of $0.0005.  Thes agreements include royalty agreements for Maybacks, wherein the Company agrees to pay 2.50% of gross sales.  During the six months ended June 30, 2024, the Company recognized $3,379 in accrued royalties.

During the six months ended June 30, 2024, the Company received proceeds of $55,000 from a convertible note, maturing in 2025.  The note bears interest 10%, with a penalty rate of 24%.  This note is convertible at a fixed conversion price of $0.0005, unless in default.  Provided that an Event of Default is continuing for not less than 21 days, the Holder may elect to use the lower of (i) the Fixed Price of $0.0005 or (ii) the lowest traded price of the Company Common Stock during the prior 21-day trading period.

At June 30, 2024, convertible notes with face values of $1,060,164 were in default.

Secured Promissory Note

The following notes are secured by the assets of the Company:

	June 30, 2024	December 31, 2023
Secured notes payable	$95,500	$40,000
Accrued interest	6,039	1,022
	$101,039	$41,022

At June 30, 2024, a secured promissory notes with a  face value of $40,000 was in default.

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%.  The following summarizes these notes:

	June 30, 2024	December 31, 2023
Self-liquidating promissory notes	$100,000	$150,000
Accrued interest	30,833	42,500
	$130,833	$192,500

During the three months ended March 31,2024, self-liquidating promissory notes of $50,000 were exchanged for a royalty agreement, wherein the holder will receive a royalty of 5% of net sales of Maybacks.

At June 30, 2024, all $100,000 in self-liquidating notes were in default.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2024:

 Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$1,633,052
Net Loss (gain) on change in fair value of the derivative	513,203
Balance – June 30, 2024	$1,119,849

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

Estimated future amortization for the above acquisitions are as follows:

	Maybacks	Goliath
	Customers	License	Total
2025	$525	$375,000	$375,525
2026	700	500,000	500,700
2027	700	500,000	500,700
2028	700	500,000	500,700
2029	700	500,000	500,700
	3,325	2,375,000	2,378,325
Thereafter	3,150	2,250,000	2,253,150
	$6,475	$4,625,000	$4,631,475

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2024, and 2023 net cash repayments of $53,988 and proceeds of $33,888 respectively were received from related parties for operating expenses. Advances from related parties accumulated balances as of June 30, 2024 and December 31, 2023 were $506,779 and $560,779, respectively.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. At June 30, 2024 and December 31, 2023 the note had accrued interest of $38,318 and $37,068, respectively.

Related Party Loans

From 2016 to current, the Company has received loans from the CEO and a member of the board of directors to support operations.  The loans bear interest at 5% per annum and are payable upon demand.

Balances of all loans due to related parties as of June 30, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$68,516	$515,666
Convertible notes – Related party	50,000	38,318	88,318
Related Party Loans	208,150	69,991	278,141
Total Related Parties Loans	705,300	176,825	$882,125

At June 30, 2024, related party loans with a face value of $447,150 were in default.

Accrued Compensation

The Company had $501,250 in accrued compensation due to current and former management at June 30, 2024 and December 31, 2023, respectively.  Management has waived compensation for the six months ended June 30, 2024 and year ended December 31, 2023.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2024 and December 31, 2023, are as follows:

	June 30,	December 31,
	2024	2023
Net operating loss carryforward	$38,296,001	$38,038,768
Effective tax rate	21%	21%
Deferred tax asset	8,042,160	7,988,141
Less: Valuation allowance	$(8,042,160)	$(7,988,141)
Net deferred asset	$-	$-

As of June 30, 2024, the Company had approximately $38 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 9– COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of June 30, 2024 and December 31, 2023 for the following:

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

Potentially dilutive securities were comprised of the following:

	June 30	December 31,
	2024	2023
Warrants	11,000,000	11,000,000
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	3,081,712,866	2,419,329,215
	3,095,412,866	2,433,029,215

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

On August 6, 2024, the Company issued 12,500,000 common shares for debt converted with value, $7,500

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

Maybacks completed the development of a multi-platform phone application “app” in May of 2024. The app allows the user access to all 28 Maybacks “streaming channels” as opposed to just the limited channels broadcasted at the local level at scheduled times via OTA or “Over the Air.”  The app is available on ROKU, iOS and Android platforms and launched in June of 2024 with 25,000 initial downloads.

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

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues for the year ended December 31, 2023 and for the three and six months ended June 30, 2024, and we are hopeful more advertising agreements are signed and more ad pressions sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company has an accumulated deficit of $38,190,629 and $38,038,768 as of June 30, 2024 and December 31, 2023, respectively, incurred net losses of $151,861 and $227,532 for the six months ended June 30, 2024 and 2023, respectively, and had net working capital deficits of $4,576,208 and $4,998,581 at June 30, 2024 and December 31, 2023, respectively, and has no cash resources. The company has a number of promissory notes in default, including convertible notes with face values of $ 1,060,164, secured promissory notes with face values of $40,000, related party promissory notes with face values of $ 447,150 and self-liquidating promissory notes of $100,000. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

The Company has never declared bankruptcy or been in receivership. The Company has earned minimal revenues and has no cash on hand. The Company has sustained losses since inception and has primarily relied upon the sale of its securities and loans from related parties and outside parties for funding.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023.

Revenue

We earned revenue of $27,332 for the three months ended June 30, 2024, as compared with no revenue for the three months ended June 30, 2023. We earned revenue of $67,572 for the six months ended June 30, 2024, as compared with no revenue for the six months ended June 30, 2023. We expect that revenue will increase in future quarters as Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots.

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

Operating Expenses

Operating expenses increased from $112,376 for the three months ended June 30, 2023, to $206,368 for the three months ended June 30, 2024. Operating expenses increased from $227,144 for the six months ended June 30, 2023, to $451,726 for the six months ended June 30, 2024.

Overall, this increase resulted primarily from the amortization of license agreements we entered with Goliath, and to a lesser extent from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Six Months Ended June 30,
	2024	2023
General and Administrative	$124,124	$71,643
Depreciation and Amortization	272,791	22,953
Professional and Legal Fees	53,794	90,698
Research and Development	1,017	41,850
Total Operating Expense	$451,726	$227,144

Operating expenses increased in the amount of $224,582 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Listed below are the major changes to operating expenses:

General and administrative expenses increased by $52,481 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Depreciation and amortization decreased by $36,904 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the amortization of the license agreements of Maybacks and Goliath, which were acquired in 2023.

Professional and legal fees decreased by $36,904 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the acquisition and license agreement we consummated in 2023.

Research and development decreased by $40,833, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the development of the blockchain and NFT platform service product lines during the first quarter of 2023.

Other Income (Expenses)

Other income was $1,110,626 for the three months ended June 30, 2024, compared to other income of $1,157,541 for the three months ended June 30, 2023, both primarily as a result of income from the gain in the valuation of derivative liabilities, primarily offset by interest expenses.

Other income was $274,712 for the six months ended June 30, 2024, compared to other expenses of $388 for the six months ended June 30, 2023, both primarily as a result of income from the gain in the valuation of derivative liabilities, offset by interest expenses and other expenses.

Net Income (Loss)

We recorded net income of $920,090 for the three months ended June 30, 2024, compared net income of $1,045,165 for the three months ended June 30, 2023.

We recorded a net loss of $151,861 for the six months ended June 30, 2024, compared to a  net loss of $227,532 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets above contains, at June 30, 2024, certain of this debt that is in default, including, convertible notes with face values of $1,060,164, secured promissory notes with face values of $40,000, related party promissory notes with face values of $447,150 and self-liquidating promissory notes of $100,000. At June 30, 2024, we have no cash, a substantial working capital deficit, our revenues have only commenced as of this quarter and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

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

The following is a summary of the cash and cash equivalents as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$-	$-	$-	-%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30
	2024	2023
Net cash provided by (used in) operating activities	$(120,116)	$(336,108)
Net cash provided by (used in) investing activities
Net cash provided by (used in) financing activities	120,116	345,933
Net increase (decrease) in cash and cash equivalents	$-	$9,825

Operating activities

Net cash used in operating activities was $120,116 during the six months ended June 30, 2024 and consisted of the net loss of $151,861 and a $439,515 change in the fair value of derivative liabilities, mainly offset by the amortization of intangible assets of $251,224. Net cash used in operating activities was $336,107 during the six months ended June 30, 2023 and consisted of the net loss of $227,532 offset by the non-cash items for the six months ended June 30, 2023, of $298,477 change in change in fair value of derivative liabilities offset by the gain on derivative liabilities due to conversion of note payable, and a $22,954 decrease in depreciation and amortization expenses.

Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2024 and 2023.

Financing activities

Net cash provided in financing activities for the six months ended June 30, 2024, and 2023 was $120,116 and $345,933, respectively, consisting of the following:

Six months ended June 30,	2024	2023
Bank overdraft	(1,626)	-
Advances from related parties	14,831	33,888
Proceeds from common stock and warrants	-	409,696
Proceeds from promisory Notes	90,480	46,785
Proceeds from secured promisory notes	72,500	-
Proceeds from convertible notes	100,000	-
Proceeds from unsecured loans	-	55,839
Proceeds from self liquidating notes	-	3,750
Repayments of advances from related parties	(68,819)	-
Repayment of promissory Notes	(42,500)	-
Repayment of convertible notes	(44,750)	(204,025)
Net cash provided by financing activities	$120,116	$345,933

Going Concern

The financial statements have been prepared assuming we will continue as a going concern. We have incurred losses since inception, resulting in an accumulated deficit of $38,190,629 and a working capital deficit of $4,576,208 as of June 30, 2024, and future losses are anticipated. The company has a number of promissory notes in default, including convertible notes with face values of $ 1,060,164, secured promissory notes with face values of $40,000, related party promissory notes with face values of $ 447,150 and self-liquidating promissory notes of $100,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The ability of our company to continue our operations as a going concern is dependent on our ability to repay or settle current indebtedness, generate positive cash flow, and raise capital through equity and debt financing or other means on favorable terms. If the Company cannot obtain additional funds when required or on favorable terms, management may be necessary to restructure the Company or cease operations.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have only recently generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including high debt, limited capital resources and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

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

There were no long-term operating lease contracts for the three months ended June 30, 2024 and 2023 that require access to (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the three months ended June 30, 2024, and 2023, the Company incurred $0 and $0 for stock-based compensation, respectively.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended June 30, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2023, filed with the SEC on June 12, 2024 and in our Quarterly Report for the quarter ended March 31, 2024 filed with the SEC on August 1, 2024. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Quarterly Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and Quarterly Reports, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, the Company issued common shares as follows:

During six months ended June 30, 2024, the Company issued 3,620 shares of Series Z preferred shares for net proceeds of $90,480.

During the six months ended June 30, 2024, the Company issued 215,653,484 shares for conversion of notes valued at $161,336.

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

Item 3. Defaults Upon Senior Securities

Our current liabilities on our Condensed Consolidated Balance Sheets above contains, at June 30, 2024, certain debt that is in default, including, convertible notes with face values of $ 1,060,164, secured promissory notes with face values of $40,000, related party promissory notes with face values of $447,150 and self-liquidating promissory notes of $100,000

At June 30, 2024, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: August 19, 2024	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: August 19, 2024	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

