Form 10-Q
period 2024-09-30
Authentic Holdings, Inc.
filed 2024-11-19
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 19, 2024, there were 2,252,573,721 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125	$-
Accounts receivable	33,527	-
Advances	625,000	625,000
TOTAL CURRENT ASSETS	658,652	625,000

Property and equipment, net of depreciation	-	21,721
Intangible assets	4,394,233	4,771,322

TOTAL ASSETS	$5,052,885	$5,418,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$313	$1,814
Accounts payable and accrued liabilities	416,466	316,873
Accrued compensation	501,250	501,250
Unsecured notes and accrued interest payable	163,689	159,950
Convertible notes and accrued interest - net of debt discount	1,450,522	1,320,858
Convertible notes and accrued interest - related party	88,943	87,068
Secured Promisory Notes and Accrued Interest	101,550	41,022
Promisory Notes and Accrued Interest	-	25,000
Promissory note and accrued interest - related party	519,020	508,959
Derivative liabilities	1,248,041	1,633,052
Advances from related parties	484,974	560,779
Related party loans and accrued interest	279,983	274,456
Self Liquidating Promissory Notes	132,083	192,500
TOTAL CURRENT LIABILITIES	$5,386,834	$5,623,581

TOTAL LIABILITIES

STOCKHOLDER'S EQUITY (DEFICIENCY)
Preferred stock, Class B, $0.001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	400	200
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	100	100
Preferred stock, Class Z, 4,762 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	5	-
Common stock $0.001 par value, 3,500,000,000 shares authorized, 2,252,573,721 and 2,024,420,237 shares issued and outstanding at September 30, 2024 and December 31, 2023	2,252,573	2,024,420
Common stock issuable	52,200	16,500
Additional paid-in capital	35,912,295	35,791,910
Accumulated deficit	(38,551,622)	(38,038,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(333,949)	(205,538)

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$5,052,885	$5,418,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$97,096	$-	$164,668	$-
Cost of revenues	(42,675)	-	(85,094)	-
Gross Profit	54,421	-	79,574	-

Operating Expenses
General and administrative	70,136	51,708	194,260	160,423
Depreciation and Amortization	126,019	13,283	398,810	36,237
Professional and Legal Fees	26,211	14,200	80,005	97,298
Research and Development	-	5,463	1,017	54,858
Total Operating Expenses	222,366	84,654	674,092	348,816

Income/(Loss) from Operations	(167,945)	(84,654)	(594,518)	(348,816)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	(54,504)	(563,106)	385,011	(348,623)
Gain/(Loss) on settlement of notes	(84,938)	-	(97,125)	(46,153)
Interest expense and financing costs	(47,786)	(65,324)	(189,385)	(141,087)
Interest expense - related parties	(5,820)	(6,817)	(16,837)	(12,690)
(Income) Loss on Joint Venture	-	-	-	(50,000)
Other Expense	-	-	-	-
Total Other Income/(Expense)	(193,048)	(635,247)	81,664	(598,553)

Net Income (Loss)	$(360,993)	$(719,901)	$(512,854)	$(947,369)

Weighted Average common stock outstanding	2,247,546,547	1,970,198,093	2,172,891,210	1,978,087,926

Earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series Z Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	2,024,420,237	$2,024,420	$16,500	35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-	-	-	-	-	-	(200)	-	-
Isusance of shares for conversion of notes	-	-	-	-	-	-	-	-	129,516,484	129,516	-	(69,764)	-	59,752
Stocks issued for cash	-	-	-	-	-	-	3,200	3	-	-	-	79,977	-	79,980
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,071,951)	(1,071,951)
Balance March 31, 2024	400,000	400	100,000	100	100,000	100	3,200	3	2,153,936,721	2,153,936	16,500	35,801,923	(39,110,719)	(1,137,757)

Isusance of shares for conversion of notes	-	-	-	-	-	-	-	-	86,137,000	86,137	-	65,074	-	151,211
Stocks issued for cash	-	-	-	-	-	-	420	1	-	-	-	10,499	-	10,500
Net income	-	-	-	-	-	-	-	-	-	-	-	-	920,090	920,090
Balance June 30, 2024	400,000	$400	100,000	$100	100,000	$100	3,620	$4	2,240,073,721	$2,240,073	$16,500	$35,877,496	$(38,190,629)	$(55,956)

Isusance of shares for conversion of debt	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Isusance of shares for conversion of notes	-	-	-	-	-	-	-	-	12,500,000	12,500	-	6,250	-	18,750
Stocks issued for cash	-	-	-	-	-	-	1,142	1	-	-	15,700	28,549	-	44,250
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(360,993)	(360,993)
Balance September 30, 2024	400,000	$400	100,000	$100	100,000	$100	4,762	$5	2,252,573,721	$2,252,573	$52,200	$35,912,295	$(38,551,622)	$(333,949)

Balance December 31, 2022	200,000	$200	-	-	-	-	-	-	1,557,397,662	$1,557,397	$-	$30,305,914	$(36,380,313)	$(4,516,802)
Stock issued for cash	-	-	-	-	-	-	-	-	15,555,556	15,556	-	19,444		35,000
Adjustment shares issued	-	-	-	-	-	-	-	-	139,630,947	-	-	-		-
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,209,261)	(1,209,261)
Balance March 31, 2023	200,000	$200	-	$-	-	$-	-	$-	1,712,584,165	$1,572,953	$-	$30,325,358	$(37,589,574)	$(5,691,063)

Adjustment shares issued	-	-	-	-	-	-	-	-	(139,630,947)	-	-	-	-	-
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	302,731,907	302,731	-	71,964	-	374,695
Net income	-	-	-	-	-	-	-	-			-		981,792	981,792
Balance June 30, 2023	200,000	$200	-	$-	-	$-	-	$-	1,875,685,125	$1,875,684	$-	$30,397,322	$(36,607,782)	$(4,334,576)

Adjustment shares issued	-	-	100,000	100	100,000	100	-	-	102,402,801	-	-	(35,307)	-	(35,107)
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-			-		(719,901)	(719,901)
Balance September 30, 2023	200,000	$200	100,000	$100	100,000	$100	-	$-	1,978,087,926	$1,875,684	$-	$30,362,015	$(37,327,683)	$(5,089,584)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(512,854)	$(947,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(385,011)	348,623
Loss on conversion of convertible debt	97,125	-
Conversion of convertible notes to equity		46,153
Amortization of debt discount	39,435	-
Depreciation - Property and equipment	21,721	33,355
Amortization - Intangible assets	377,089	2,882
Changes in operating assets and liabilities:
Accounts receivable	(33,527)
Advances	-	175,000
Accounts payable and accrued expenses	99,593	(10,447)
Accrued interest	157,380	80,317
Net cash used in operating activities	$(139,049)	$(271,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-
Net cash provided by investing activities	$-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,501)	(306)
Advances from related parties	14,831	27,913
Proceeds from common stock and warrants	119,030	-
Proceeds from common stock issuable	15,700
Proceeds from promisory notes	-	116,785
Proceeds from secured promisory notes	72,500	-
Proceeds from convertible notes	105,000	-
Proceeds from unsecured loans	-	127,657
Proceeds from self liquidating notes	-	-
Repayments of advances from related parties	(90,636)	-
Repayment of promissory Notes	(42,500)	-
Repayment of convertible notes	(53,250)	-
Net cash provided by financing activities	$139,174	$272,049

Net (decrease) increase in cash	$125	563
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents , end of period	$125	$563

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$230,963	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Going Concern

The accompanying financial statements have been prepared following U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has an accumulated deficit of $38,551,622 and $38,038,768 as of September 30, 2024 and December 31, 2023, respectively, incurred net losses of $512,854 and $947,369 for the nine months ended September 30, 2024 and 2023, respectively, and had net working capital deficits of $4,728,182 and $4,998,581 at September 30, 2024 and December 31, 2023, respectively, and has minimal cash resources. At September 30, 2024, the Company had a number of promissory notes in default, including convertible notes with face values of $ 1,051,664, secured promissory notes with face values of $101,550, related party promissory notes with face values of $447,150 and self-liquidating promissory notes of $132,083. Consequently, the items mentioned above raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to raise additional debt or equity and continue to settle obligations by issuing stock. Management intends to continue to grow other debt and equity until the Company has positive cash flows from an operating company.

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

Equipment

Property and equipment are stated at cost. Costs of replacements and significant improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

At September 30, 2024 and December 31, 2023, property and equipment consisted of the following, respectively:

Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
Total Equipment	240,853	240,853
Less accumulated depreciation	(240,853)	(219,132)
	$-	$21,721

Depreciation expense amounted to $21,721 and $33,355 for the nine months ended September 30, 2024 and 2023, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2024, and 2023, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

License agreement	$5,000,000	$5,000,000
Customer list	7,000	7,000
Patent	12,406	12,406
Websites	10,690	10,690
	5,030,096	5,030,096
Less accumulated amortization	(635,863)	(258,774)
	$4,394,233	$4,771,322

Amortization expenses amounted to $377,089 and $919 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company earns revenue from the sale of advertising on our owned Maybacks network.  The Company recognizes revenue through two channels:

•

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

•

The Company has contracted with various advertising agencies, whom the Company directly bills for ads placed. The Company tracks the ad placement and bills the advertising agencies at least monthly. Revenues are recognized for these ads upon completion of the ad on the Company’s network.

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

Concentration of Credit Risk

At September 30, 2024, receivables from 3 customers represented 78% of the accounts receivable balance.

During the nine months ended September 30, 2024, 80% of sales were through the Company’s agent channel.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2024, and December 31, 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

For the nine months ended September 30, 2024, and 2023, the Company incurred no stock-based compensation.

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

The following table summarizes fair value measurements by level on September 30, 2024 and December 31, 2023, measured at fair value on a recurring basis:

September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,248,041	$1,248,041

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,633,052	$1,633,052

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. At September 30, 2024 and December 31, 2023, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis.  The Company does not believe any future standards will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had 604,762 and 600,000 shares of its $0.001 par value preferred stock issued and outstanding, respectively. The following summarizes the preferred stock classes:

•

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem the Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends. At September 30, 2024 and December 31, 2023, there were 400,000 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

o

Upon the two-year anniversary of the filing of the Certificate of Designation with the State of Nevada, 25% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

o

Upon achievement by Maybacks of reaching 40 channels, 50% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

o

Upon the achievement by Maybacks of reaching the first $250,000 in “net ad revenue” (post ad agency payout), 2.5% of the shares of Series C Preferred Stock held by any Holder of record of Series C Preferred Stock shall be automatically converted into Common Stock at a ratio of one hundred shares of Common Stock for each share of Series C Preferred Stock.

o

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

At September 30, 2024 and December 31, 2023, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

13

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

At September 30, 2024 and 2023, there were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

•

 “Series Z Preferred Stock”. Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

At September 30, 2024 and 2023, there were 4,762 and 0 shares of Series Z Preferred Stock issued and outstanding, respectively.

During nine months ended September 30, 2024, the Company issued 4,542 shares of Series Z preferred shares for net proceeds of $113,530.

During nine months ended September, 2023, the Company had no issuance of preferred shares.

Common Stock

As of September 30, 2024, and December 31, 2023, the Company had 2,252,573,721 and 2,024,420,237 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the nine months ended September 30, 2024, the Company issued common shares as follows:

•	Issued 228,153,484 shares for conversion of notes valued at $156,025.

Common Stock Issuable

As of September 30, 2024, and December 31, 2023, the Company had 42,640,000 and 15,000,000 shares of its $0.001 par value common stock to be issued, respectively.

Stock Options

No stock options were issued during the nine months ended September 30, 2024, and 2023.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

Unsecured notes consist of various notes accruing interest ranging from 5% to 17%. The following summarizes these notes:

	September 30, 2024	December 31, 2023
Unsecured notes payable	$99,700	$99,700
Accrued interest	63,989	60,250
	$163,689	$159,950

Convertible Notes Payable

Convertible notes consist of the following:

	September 30, 2024	December 31, 2023
Principal balances	$1,051,664	$1,061,793
Discount	(2,486)	(36,921)
Accrued Interest	408,843	295,986
	$1,458,021	$1,320,858

During the nine months ended September 30, 2024, the Company received proceeds of $50,000 from two convertible promissory notes, maturing in 2026. The notes bear interest 18%, with a penalty rate of 25%. These notes are convertible at a fixed conversion price of $0.0005. Thes agreements include royalty agreements for Maybacks, wherein the Company agrees to pay 2.50% of gross sales. During the nine months ended September 30, 2024, the Company recognized $32,731 in accrued royalties.

During the nine months ended September 30, 2024, the Company received proceeds of $55,000 from a convertible note, maturing in 2025. The note bears interest 10%, with a penalty rate of 24%. This note is convertible at a fixed conversion price of $0.0005, unless in default. Provided that an Event of Default is continuing for not less than 21 days, the Holder may elect to use the lower of (i) the Fixed Price of $0.0005 or (ii) the lowest traded price of the Company Common Stock during the prior 21-day trading period.

At September 30, 2024, convertible notes with face values of $1,463,564 were in default.

Secured Promissory Note

The following notes are secured by the assets of the Company:

	September 30, 2024	December 31, 2023
Secured notes payable	$95,000	$40,000
Accrued interest	6,550	1,022
	$117,250	$41,022

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%.  The following summarizes these notes:

	September 30, 2024	December 31, 2023
Self-liquidating promissory notes	$100,000	$150,000
Accrued interest	32,083	42,500
	$132,083	$192,500

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

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$1,633,052
Net Loss (gain) on change in fair value of the derivative	(385,011)
Balance – September 30, 2024	$1,248,041

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

Estimated future amortization for the above acquisitions are as follows:

	Maybacks	Goliath
	Customers	License	Total
2024	$175	$125,000	$125,175
2025	700	500,000	500,700
2026	700	500,000	500,700
2027	700	500,000	500,700
2028	700	500,000	500,700
2029	700	500,000	500,700
	3,675	2,625,000	2,628,675
Thereafter	2,450	1,750,000	1,752,450
	$6,125	$4,375,000	$4,381,125

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024, and 2023 net cash repayments of $75,805 and proceeds of $27,913 respectively were received from related parties for operating expenses. Advances from related parties accumulated balances as of September 30, 2024 and December 31, 2023 were $484,974 and $560,779, respectively.

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

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. At September 30, 2024 and December 31, 2023 the note had accrued interest of $38,943 and $37,068, respectively.

Related Party Loans

From 2016 to current, the Company has received loans from the CEO and a member of the board of directors to support operations.  The loans bear interest at 5% per annum and are payable upon demand.

Balances of all loans due to related parties as of September 30, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$71,870	$519,020
Convertible notes – Related party	50,000	38,943	88,943
Related Party Loans	213,671	69,449	283,120
Total Related Parties Loans	710,821	180,262	$891,083

At September 30, 2024, related party loans with a face value of $447,150 were in default.

Accrued Compensation

The Company had $501,250 in accrued compensation due to current and former management at September 30, 2024 and December 31, 2023, respectively.  Management has waived compensation for the nine months ended September 30, 2024 and year ended December 31, 2023.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2024 and December 31, 2023, are as follows:

	September 30,	December 31,
	2024	2023
Net operating loss carryforward	$38,406,181	$38,038,768
Effective tax rate	21%	21%
Deferred tax asset	8,065,298	7,988,141
Less: Valuation allowance	$(8,065,298)	$(7,988,141)
Net deferred asset	$-	$-

As of September 30, 2024, the Company had approximately $38 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 9– COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of September 30, 2024 and December 31, 2023 for the following:

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

Potentially dilutive securities were comprised of the following:

	September 30	December 31,
	2024	2023
Warrants	11,000,000	11,000,000
Options	2,700,000	2,700,000
Convertible notes payable, including accrued interest	1,036,701,554	2,419,329,215
	1,050,401,554	2,433,029,215

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Other factors, which could have a material adverse effect on our operations and future prospects on a consolidated basis, include but are not limited to our ability to implement and achieve success with our business plan, our debt levels and our ability to service or repay loans that have not yet matured or are currently in default, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including the risks and uncertainties identified under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K.

Overview

Authentic Holdings Inc. (formerly Global Fiber Technologies, Inc.) was incorporated in Nevada on March 25, 2005, as “Premier Publishing Group, Inc.” Originally formed as a publishing company, we ceased our publishing operations in or around 2007.

On June 18, 2019, we completed the acquisition of assets from AH Originals, Inc. (“AHO”), a corporation controlled by the same owner group of our company for the consideration of 6,400,000 shares of our common stock and the issuance of a promissory note of $447,150 that bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for six-month periods. In addition, we issued to AHO 200,000 common shares of Authentic Heroes, Inc. (“AHI”), a subsidiary created by us to hold the purchased assets.

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

The Authentic Heroes subsidiary also has completed an NFT Platform on the POLYGON Blockchain capable of housing millions of NFTs. The NFT platform has minted 500,000 NFTs as part of free music NFT given away with its “Old is Gold” Christmas album.

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

Maybacks is an Over the Air and platform driven television network with channels of various programs that include movies, sports, talk shows and live events, with many of those programs being proprietary content. Maybacks generates revenue through the placement of insert advertisements, revenue share programs, channel access fees and barter.

Maybacks doubled its channel count in the last 12 months from 14 to over 31 channels under the brand iDreamCTV. Maybacks has increased its footprint from 1.5 million households to over 41 million households since being acquired in April of 2023. Maybacks serves over 40 markets with its own proprietary programming. Within the 43 cities Maybacks serve are major markets such as NYC, Los Angeles, San Diego, Miami, Houston and Phoenix to name a few.

Maybacks completed the development of a multi-platform phone application “app” in May of 2024 known as iDreamCTV. The app allows the user access to all 30 Maybacks “streaming channels” as opposed to just the limited channels broadcasted at the local level at scheduled times via OTA or “Over the Air. The app is available on ROKU, iOS and Android platforms and launched in June of 2024 with 25,000 initial downloads. To date the active users of the app are 91,000.

In addition, Maybacks has signed a co-marketing agreement with ZEASN Whale TV. Whale TV is an operating system (“OS”) manufacturer with its OS being utilized by over 400 TV manufacturers globally. Whale TV and Maybacks will market the iDreamCTV app and will look to generate ad revenue through digital ads known as Vast Tags. Maybacks and Whale TV will split the revenue on a 70/30 basis to Maybacks favor.

The relationship with Whale TV gives Maybacks access to a global market including China, India, SE Asia, Australia, South America and Western Europe, which will all serve as potential opportunities for Maybacks and Whale TV to create Vast Tag revenue.

There are many Over the Air and platform driven television networks with greater financial resources and experience in running, such as Sling TV, which is owned by DISH Network, as well as many other independent networks. We plan to compete with many firms, including corporations with large divisions, many of these companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and are able to respond more effectively to changing business and economic conditions than we can.

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues for the year ended December 31, 2023 and for the three and nine months ended September 30, 2024, and we hope more advertising agreements are signed and more ad impressions are sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As a result of the license of the Assets, the Company is in the process of uploading the 35,000 plus full-length motion pictures and serial television shows to create a VOD, “Video on Demand” opportunity to be driven by subscription and/or Vast Tag ad revenue. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company has an accumulated deficit of $38,467,655 and $38,038,768 as of September 30, 2024 and December 31, 2023, respectively, incurred net losses of $428,887 and $719,901 for the nine months ended September 30, 2024 and 2023, respectively, and had net working capital deficits of $4,747,353 and $4,998,581 at September 30, 2024 and December 31, 2023, respectively, and had minimal cash resources. The company has several promissory notes in default, including convertible notes with face values of $1,051,664, secured promissory notes with face values of $117,250, related party promissory notes with face values of $484,974 and self-liquidating promissory notes of $132,083. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is http://globalfibertechnologies.com/.

The Company has never declared bankruptcy or been in receivership. The Company has earned minimal revenues and has minimal cash on hand. The Company has sustained losses since inception and has primarily relied upon the sale of its securities and loans from related parties and outside parties for funding.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023.

Revenue

We earned revenue of $97,096 for the three months ended September 30, 2024, as compared with no revenue for the three months ended September 30, 2023. We earned revenue of $164,668 for the nine months ended September 30, 2024, as compared with no revenue for the nine months ended September 30, 2023. We expect that revenue will increase in future quarters as Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots.

We also expect that revenue will increase in future quarters as we are currently re-building a more fortified, secure, and user-friendly platform for storing and claiming our future NFTs. We have completed the building of a landing platform on top of our current NFT platform. One of the platform’s purposes is to help NFT investors recapture the losses incurred on certain types of projects known as “Rug Pulls”. We expect it should create substantial opportunities for us and give us credibility in the Blockchain and NFT community. We will also look to monetize the exclusive license we have with Maestro Entertainment on 10,000 Master Recordings by creating “Music NFTS” and Vinyl Records.

Operating Expenses

Operating expenses increased from $84,654 for the three months ended September 30, 2023, to $222,366 for the three months ended September 30, 2024. Operating expenses increased from $348,816 for the nine months ended September 30, 2023, to $674,092 for the nine months ended September 30, 2024.

Overall, this increase resulted primarily from the amortization of license agreements we entered with Goliath, and to a lesser extent from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Nine Months Ended September 30,
	2024	2023
General and Administrative	$194,260	$160,423
Depreciation and Amortization	398,810	36,236
Professional and Legal Fees	80,005	97,298
Research and Development	1,017	54,858
Total Operating Expense	$674,092	$348,816

Operating expenses increased in the amount of $325,276 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

General and administrative expenses increased by $33,837 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Depreciation and amortization increased by $362,573 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the amortization of the license agreements of Maybacks and Goliath, which were acquired in 2023.

Professional and legal fees decreased by $17,293 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the acquisition and license agreement we consummated in 2023.

Research and development decreased by $53,841, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the development of the blockchain and NFT platform service product lines during the first quarter of 2023.

Other Income (Expenses)

Other expenses were $193,048 for the three months ended September 30, 2024, compared to other expenses of $635,247 for the three months ended September 30, 2023, both primarily as a result from the loss in the valuation of derivative liabilities, loss on the settlement of notes and interest expense.

Other income was $81,664 for the nine months ended September 30, 2024, compared to other expenses of $598,553 for the nine months ended September 30, 2023, both primarily as a result of income or expenses from the gain or loss in the valuation of derivative liabilities and interest expense

Net Income (Loss)

We recorded a net loss of $360,993 for the three months ended September 30, 2024, compared to a net loss of $719,901 for the three months ended September 30, 2023.

We recorded a net loss of $512,854 for the nine months ended September 30, 2024, compared to a net loss of $947,369 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets above contains, at September 30, 2024, certain of this debt that is in default, including, convertible notes with face values of $1,051,664, secured promissory notes with face values of $101,550, related party promissory notes with face values of $484,974 and self-liquidating promissory notes of $132,083. At September 30, 2024, we have no cash, a substantial working capital deficit, our revenues have only commenced in 2024 and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

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

The following is a summary of the cash and cash equivalents as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$125	$-	$125	100%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30
	2024	2023
Net cash provided by (used in) operating activities	$(139,049)	$(271,486)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	139,174	272,049
Net increase (decrease) in cash and cash equivalents	$125	$563

Operating activities

Net cash used in operating activities was $139,049 during the nine months ended September 30, 2024 and consisted of the net loss of $512,854 and a $385,011 change in the fair value of derivative liabilities, mainly offset by the amortization of intangible assets of $377,089, accounts payable and accrued expenses of $99,593 and accrued interest of $157,380.

Net cash used in operating activities was $271,486 during the nine months ended September 30, 2023 and consisted of the net loss of $947,369 offset by the non-cash items for the nine months ended September 30, 2023, of $348,623 change in change in fair value of derivative liabilities offset by the gain on derivative liabilities due to conversion of note payable, $46,153 in extinguishment of derivative liabilities, and a $36,236 in depreciation and amortization expenses.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2024 and 2023.

Financing activities

Net cash provided in financing activities for the nine months ended September 30, 2024, and 2023 was $149,174 and $272,049, respectively, consisting of the following:

Nine months ended September 30,	2024	2023
Bank overdraft	$(1,501)	$(306)
Advances from related parties	14,831	27,913
Proceeds from common stock and warrants	119,030	-
Proceeds from promissory Notes	-	116,785
Proceeds from secured promissory notes	88,200	-
Proceeds from convertible notes	105,000	-
Proceeds from unsecured loans	-	127,657
Proceeds from self liquidating notes	-	-
Repayments of advances from related parties	(90,336)	-
Repayment of promissory Notes	(42,500)	-
Repayment of convertible notes	(53,250)	-
Net cash provided by financing activities	$139,174	$272,049

Going Concern

The financial statements have been prepared assuming we will continue as a going concern. We have incurred losses since inception, resulting in an accumulated deficit of $38,551,622 and a working capital deficit of $4,728,182 as of September 30, 2024, and future losses are anticipated. The company has a number of promissory notes in default, including convertible notes with face values of $1,051,664, secured promissory notes with face values of $101,250, related party promissory notes with face values of $484,974 and self-liquidating promissory notes of $132,083. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from its customer contracts following ASC 606 – Revenue from Contracts with Customers.The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

There were no long-term operating lease contracts for the nine months ended September 30, 2024 and 2023 that require access to (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the three months ended September 30, 2024, and 2023, the Company incurred $0 and $0 for stock-based compensation, respectively.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended September 30, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2024. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

During the nine months ended September 30, 2024, the Company issued common shares as follows:

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

Item 3. Defaults Upon Senior Securities

Our current liabilities on our Condensed Consolidated Balance Sheets above contains, at September 30, 2024, certain debt that is in default, including convertible notes with face values of $1,051,664, secured promissory notes with face values of $117,250, related party promissory notes with face values of $484,974 and self-liquidating promissory notes of $132,083.

At September 30, 2024, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: November 19, 2024	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: November 19, 2024	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

