Form 10-K
period 2024-12-31
Authentic Holdings, Inc.
filed 2025-04-16
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter of 2024 was $896,029

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 2,272,094,298 common shares as of April 15, 2025.

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

The Authentic Heroes subsidiary is also in the business of creating vinyl records for distribution into retail department stores and online sales and has pressed 150,000 vinyl records to date under the heading of “Old is Gold” Christmas.

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

Maybacks has agreements with  several other networks that are looking to carry Maybacks’ programing in exchange for revenue share programs.

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

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues during the quarter ended September 30, 2024, and for the year ended December 31, 2024, and we are hopeful more advertising agreements are signed and more ad pressions sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in this Annual Report on Form 10-K.

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

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $39,308,412 as of December 31, 2024, with a net working capital deficit of $5,269,174 and limited cash resources. The Company has several promissory notes in default, including convertible notes with face values of $1,403,428, secured promissory notes with face values of $102,061, related party promissory notes with face values of $1,283,732 and self-liquidating promissory notes of $133,333.. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Our address is 50 Division Street Suite 500, Somerset NJ 08873. Our corporate website is https://authenticholdingsinc.com.

Competition

The Company is in the uniform and related products segment, we will compete with many firms, including corporations with large divisions, many of these companies have great financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. The nature and degree of competition varies with the customer and the market. Industry statistics are not available.

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

Seasonality

We do not have a seasonal business cycle in any of our businesses

Employees

We have three full-time employees at Maybacks Global Entertainment. Beginning in October 2024, the Company began accruing a salary in the amount of $350,000 per year for its President, Chritopher Giordano. All of the company’s other officers and directors furnish their time to the development of the Company at no cost and intend to do whatever work is necessary in order to generate revenues. We do not foresee hiring any employees in the near future.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state, and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

The Maybacks subsidiary and Goliath license agreement are guided by rules and regulations set by the Federal Communications Commission. FCC regulations law includes technical parameters for these facilities, as well as content issues like copyright, profanity, and localism or regionalism. Maybacks maintains strict standards as to what it broadcasts and maintains its compliance with FCC’s Communication Act.

Research and Development

We have incurred research and development expenditures during the years ended December 31, 2024 and 2023, in the amounts of $4,427 and $56,858, respectfully.

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

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows. To date, we have generated limited revenues from our operations, and we have incurred significant losses in prior periods. For the years ended December 31, 2024 and 2023, we incurred a net loss of $1,320,137 and $1,658,455, respectively, and, as of such dates, we had an accumulated deficit of $39,358,905 and $38,038,768, respectively.

We had net cash used in operating activities of $126,719 for the year ended Decembre 31, 2024. On December 31, 2024, we had a working capital deficit of $5,324,665. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

At December 31, 2024, we do not have sufficient cash resources or current assets to pay our obligations. This circumstance represents a significant risk to our business and shareholders and results in: (1) making it more difficult for us to satisfy our obligations; (2) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (3) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

We intend to seek interim short-term financing to continue full legal compliance with its SEC filings, and to bring on the necessary personnel to begin its future development activities. Our working capital needs will be met largely from the sale of debt and public equity securities until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should our company be unable to continue as a going concern.

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control. Our current liabilities on our Condensed Consolidated Balance Sheets above contains, on December 31, 2024, certain debt that is in default, including convertible notes with face values of $1,403,428, secured promissory notes with face values of $102,061, related party promissory notes of $522,374, Advances from Related Party of $479,533 and Related Party loans and Accrued Interest of $281,825.

On December 31 2024, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

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

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand our presence in the global stem cell industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

We cannot guarantee that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of indebtedness and the indebtedness incurrence restrictions imposed by the agreements governing our indebtedness, as well as prevailing market conditions. We may face substantial liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

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

Our cash expenses are large relative to our cash resources and cash flow. At December 31, 2024, we had $5,890 in cash and continue to have limited cash resources available to us. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments, which actions could lead to continuing dilution in the interest of our existing shareholders.

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

We have established preferred stock, which our Board of Directors can designate and issue without shareholder approval. We have, outstanding 685,442 shares of preferred stock, with 400,000 shares as Series B Convertible Preferred Stock, 100,000 shares as Series C Preferred Stock, 100,000 shares as Series D Preferred stock, 80,000 shares of Series E Preferred Stock, and 5,442 shares of Series Z Preferred Stock.  We have, remaining, 314,558 shares of preferred stock authorized but undesignated. These shares of undesignated preferred stock may be issued by our Board of Directors from time to time, in one or more series, each series of which shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by our Board of Directors. Our Board of Directors is able to designate the powers and preferences of any such series of preferred stock without shareholder approval.

We have  $1,513,737 in currently convertible debt instruments (including accrued and unpaid interest of $470,632), the existence and/or conversion of which could cause a reduction in the market price for our common stock. On December 31, 2024, Aon December 31, 2024, we have $1,513,737 in currently convertible debt instruments (including accrued and unpaid interest of $470,632), the conversion terms of which require share issuances at below-market prices. All such shares constitute an overhang on the market for our common stock and, if and when issued, will be issued without transfer restrictions, pursuant to certain exemptions from registration, and could reduce prevailing market prices for our common stock. Also, in the future, we may also issue securities in connection with our obtaining needed capital or an acquisition transaction. The number of shares of our common stock issued in connection with any such transaction could constitute a material portion of our then-outstanding shares of common stock.

Our failure to reserve sufficient shares of common stock could be considered an event of default. We have existing convertible promissory notes with a covenant to reserve sufficient shares of common stock with our transfer agent for the potential conversion of these securities. As of the date of this Annual Report, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the number of shares that we have reserved with respect to such convertible promissory notes. As a result, the holders of such convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the holders of such convertible promissory notes have additional remedies, including penalties against our company.

We may seek capital that may result in shareholder dilution or that may have rights senior to those of our common stock. From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other factors, our business plans, operating performance and the condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, which could negatively affect the market price of our common stock or cause our shareholders to experience dilution.

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

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

As of the date of this Annual Report, the Company had 161 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 2,500,000,000 shares of common stock, $0.001 par value per share. On the date of this Annual Report, there were 2,262,255,848 shares of common stock issued and outstanding, 400,000 shares of Series B Convertible Preferred Stock issued and outstanding, 100,000 shares of Series C Preferred Stock issued and outstanding, 100,000 shares of Series D Preferred Stock issued and outstanding, 80,000 shares of Series E Preferred stock issued and outstanding and 5,442 shares of Series Z Preferred Stock issued and outstanding.

On December 31, 2024, the closing sales price of the Company’s Common Stock was $0.0010 per share.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

As of the date of this Annual Report, we do not have any equity compensation plans.  We may, in the future, decide to adopt an equity compensation plan to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors by providing them with the opportunity to acquire a proprietary interest in our company and to align their interests and efforts to the long-term interests of our stockholders.

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2024, the Company issued common shares as follows:

•	Issued 237,835,611 shares of common stock for the conversion of notes valued at $313,460; and
•	Issued 35,700 commitment shares for cash amounting to $35,700.

During the year ended December 31, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares of common stock for cash amounting to $35,000; and
•	Issued 451,467,019 shares of common stock for the conversion of notes values as $641,503.

Stock Options

There were no stock options issued during the years ended December 31, 2024, and 2023.

Preferred Stock

During the year ended December 31, 2024, the Company issued preferred shares as follows:

The Company issued a total of 5,442 shares of Series Z Preferred Stock for cash amounting to $136,050.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the years ended December 31, 2024, and 2023

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

Results of Operations for the Years Ended December 31, 2024 and 2023.

Revenue

During 2024, our Maybacks Division generated revenue of approximately $399,000. We did not earn revenue during the year ended December 31, 2023. Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots. The license with Goliath Motion Pictures Promotions for content distribution on the Maybacks Global Entertainment network is in the process of turning into an acquisition. The intended Goliath acquisition will allow us to become both vertically and horizontally integrated and give Maybacks  the ability to create several different revenue sources apart from ad revenue. Video on Demand will become part of the revenue model as a result of the intended acquisition as well as the ability to monetize our content library in conjunction with other distributors of content. Our partnership with Whale TV is an example. Whale TV is an operating system developer whose OS is in over 400 different Smart TV manufacturers across 41 million plus homes. Our partnership with them allows us to distribute our content to their audience and split advertising revenue with 70% of such revenue remaining with Maybacks and the other 30% going to Whale TV.  Maybacks is in negotiations with several other distributors of content as well as other content distributors looking to broadcast their own content on the Maybacks TV platform in exchange for a revenue sharing arrangement. Lastly, we will be soon creating Authentic Events Group, LLC for the distribution of several Pay-Per-View (“PPV”) events we have been offered and will be contracted with over the coming weeks. We believe that PPV is another solid revenue source for Maybacks since it owns its own proven “Live Stream” that is capable of streaming to extremely large audiences without the need for third party assistance or expense.

We have now completed the building of our NFT platform and are in the process of making certain that any of our future offerings are compliant with the Securities and Exchange Commission guidelines. We have already created our “test net” and will be ready to roll-out music NFTS coupled with vinyl albums as soon as the SEC guidelines become lucidly clear.

Authentic Heroes, our patented “Fanwear” division has signed a license with NFL Quarterback Tommy DeVito aka “Tommy Cutlets”. We are in the process of making samples that should be approved in the coming weeks and expect to release this commemorative collectible on our new E-Commerce site subsequent to NFL Mini Camp. We are also in discussions for licenses with several other Tier 1 athletes which we anticipate will be signed subsequent to the Tommy DeVito rollout.

We are also in the process of attempting to recapture the 146,000 “Old is Gold” 16 Christmas Classics Vinyl albums which have been stored in a warehouse in Mainland China due to US Customs challenges which we feel we can rectify. We have been working with the Vantiva division of Technicolor USA and their customs broker to bring the vinyl albums back to the US and subsequently sell them to “Big Box” and “Mass Merchandisers” where there were substantial live purchase orders in 2022.

With the tariffs of 145%  being levied against merchandise imported from China we are taking a wait and see posture until the tariff matters are ameliorated or significantly reduced. In the interim we are speaking with major distributors of vinyl records as well as Big Box and Mass Merchandisers for a brand new release for Holiday Season 2025 and beyond with most of our offerings of Vinyl being based around theme holidays or seasons such as Valentines Day, Mother’s Day etc. It is our intention to create a vinyl record business beyond any sales of the already created inventory through licensing or the purchasing of music assets. We currently hold an exclusive license on 17,000 Master Recording with Maestro Entertainment. We are currently in the process of expanding the license with them to include streaming and music NFTs.

Operating Expenses

Operating expenses increased from $660,910 for the year ended December 31, 2023, to $997,220 for the year ended December 31, 2024. Overall, this increase resulted from an increase in depreciation and amortization of intangible assets due to the acquisition of Maybacks and the license of Goliath, and, general and administrative expenses, to build out our organization to establish a strong base for current and future growth. The increase in operating expenses was offset by decreases in professional fees and research and development expenses. The detail of expenditures by major category is reflected in the table below.

	Year Ended December 31, 2024	Year Ended December 31, 2023

General and Administrative	$377,267	173,072
Depreciation and Amortization	524,858	300,635
Professional and Legal Fees	90,668	130,345
Research and Development	4,427	56,858
Total Operating Expenses	$997,220	660,910

Operating expenses increased by $336,310, or 50%, during the year ended December 31, 2024, compared to the year ended in 2023. Listed below are the major changes to operating expenses:

General and administrative expenses increased by $204,000, or 118%, for the year ended December 31, 2024, compared to the year ended in 2023. The increase resulted from increased royalty of $87,000 due under the terms of the Maybacks acquisition agreement and increased salary expense of $88,000. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President.

Depreciation and amortization increased by $224,000, or 75%, for the year ended December 31, 2024, compared to the year ended in 2023, primarily due to the amortization of the customer list related to the Maybacks acquisition and the license agreement executed with Goliath.

Professional and legal fees decreased by $40,000, or 30%, for the year ended December 31, 2024, compared to the year ended in 2023, primarily due to a decrease of $52,000 in other consulting fees which were offset by an increase in audit fees of $24,000.

Research and development decreased by $52,000, or 92%, for the year ended December 31, 2024, compared to the year ended in 2023, primarily due to the development of blockchain built out and NFT platform service product lines were completed during 2023.

Other Income (Expenses)

Other expenses were $594,210 for the year ended December 31, 2024, compared to $997,545 for the year ended in 2023. During 2024, other expenses resulted primarily from the write-off of advances in the amount of $625,000, interest expense of $294,330 and a loss on the settlement of notes in the amount of $170,813. These other expenses were offset in part by a gain in the valuation of derivative liabilities of $495,933. During 2023, other expenses consisted primarily of interest expense of $344,443, the loss on debt conversion of $452,472, derivative expense of $239,028, offset by the loss in the valuation of derivative liabilities of $24,567 and the gain on the settlement of license agreements of $125,000.

Net Loss

We recorded a net loss of $1,320,137 for the year ended December 31, 2024, compared to a net loss of $1,658,455 the year ended in 2023.

Liquidity and Capital Resources

Since our inception, private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets above contains, on December 31, 2024, certain debt that is in default, including convertible notes with face values of $1,403,428, secured promissory notes with face values of $102,061, related party promissory notes of of $522,374, Advances from Related Party of $479,533 and Related Party loans and Accrued Interest of $281,825, and self-liquidating promissory notes of $133,333. On December 31, 2024, we have limited cash, a substantial working capital deficit, our revenues have only commenced in 2024 and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

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

The following is a summary of the cash and cash equivalents as of December 31, 2024, and 2023.

	December 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$5,890	$-	$5,890	100%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the years ended December 31, 2024, and 2023.

	For the Years Ended December 31,
	2024	2023
Net cash provided (used) in operating activities	$(126,719)	$(227,228)
Net cash provided by (used in) investing activities	(16,000)	-
Net cash provided by (used in) financing activities	148,609	227,229
Net increase (decrease) in cash and cash equivalents	$5,890	$-

Operating activities

Net cash used in operating activities was $126,719 during the year ended December 31, 2024, and consisted of the net loss of ($1,320,136) and ($422,245) of gain from the change in fair value of derivative liabilities, offset by the other non-cash items for the year ended December 31, 2024, loss on conversion of convertible debt of $97,125, depreciation of $21,721and amortization of $542,572. The significant change in operating assets and liabilities was the charge to operations in the amount of $625,000 for the write off of inventory advances, $235,652 in accounts payable, and accrued interest increased $212,494, offset by a decrease in accounts receivable of $201,628.

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

Investing Activities

During 2024, the Company received a license from Salci Sports Entertainment for $15,000 in cash and rights to a website from A Heroes for $1,000 in cash. The Company did not use any funds for investing activities during the year ended December 31, 2023.

Financing activities

Net cash provided in financing activities for the year ended December 31, 2024 and 2023 was $148,609 and $227,228, respectively, consisting of the following:

Year ended December 31,	2024	2023
Bank overdraft	$(1,626)	$1,508
Net advances from related parties	(81,245)	17,790
Repayment of promissory notes	(42,500)	25,000
Proceeds from secured promissory notes	72,500	40,000
Proceeds from issuance of common stock and warrants	119,030	35,000
Proceeds from common stock issuable	15,700	-
Net proceeds from convertible notes	49,750	107,930
Proceeds from Series Z Preferred Stock	17,000	-
Net cash provided by financing activities	$148,609	$227,228

Going Concern

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

We have incurred losses since inception, resulting in accumulated deficits of $39,358,905 and $38,038,768 at December 31, 2024 and 2023, respectively, a working capital deficit of $5,324,665 and $4,998,581 as of December 31, 2024, and 2023, respectively, and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Advances

Advances were amounts provided to Inventel Products LLC for the production of vinyl records, that were to be sold through the Company’s joint venture. During 2024, Company management has determined that the advances are uncollectible and has charged other expense in the accompanying statement of operations for the year ended December 31, 2024.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2024, and 2023, no impairment losses have been identified.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. Research and development expenses consist of expenses paid to outside contractors related to the development of the Company’s NFT platform.

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

Under the supervision and with the participation of our president and our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2024, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In 2020, as a result of a lack of funds, the Company ceased accruing wages for Mr. Giordano under his employment agreement dated February 2017.   On April 7, 2025, the Company lifted the moratorium on wage accruals and entered into a new Employment Agreement with Mr. Giordano with an effective date of October 1, 2024.

Under the new three-year Employment Agreement, we agreed to compensate Mr. Giordano with a base salary of $350,000 annually, a year-end bonus determined by the board of directors, and eligibility to participate in equity incentives.

Mr. Giordano agreed to two year non-compete and non-solicit restrictive covenants.  If Mr. Giordano is terminated for cause he shall forfeit any rights to severance, which is available to him in the event of termination without cause.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

Christopher A. Giordano – President and Director

Mr. Giordano is the owner of Birchwood Capital Advisors, LLC., which provides financial and business consulting services to small and medium-sized businesses primarily in the bankruptcy and work-out arenas. Birchwood was the manager of the Distressed Opportunities Fund, LP from the period of 1990 through 2001. The fund was a principal investor and or advisor to 37 Bankruptcies and Out of Court Restructurings. From 1980 through 1990, Mr. Giordano served as a Senior VP in the Asset Management division Paine Webber. Mr. Giordano formed and owned Manchester Rhone Securities, an NASD member firm which underwrote several IPO’s, until its sale in 1993.

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

At the present time, we are not paying our officers and directors compensation aside from Mr. Giordano. In 2020, as a result of a lack of funds, the Company ceased accruing wages for Mr. Giordano under his employment agreement dated February 2017.   On April 7, 2025, the Company lifted the moratorium on wage accruals and entered into a new Employment Agreement with Mr. Giordano with an effective date of October 1, 2024.

On April 7, 2025, but effective as of October 1, 2024, the Company and Chris Giordano, our President and Director, executed an Employment Agreement the (“Agreement”). Under the terms of the Agreement, the Company will compensate Chris Giordano for the duties performed by him as the Company’s President and Director by payment of a base salary of $350,000.00, payable in monthly installments, and Chris Giordano’s base salary will never be less than the base salary of the highest paid employee for the duration of the term of this Agreement. Subject to certain conditions as set forth in the Agreement, the Company will employ Chris Giordano for an initial three-year period beginning on October 1, 2024, and ending on September 30, 2027. The initial term shall be automatically renewed for an additional one year term, subject to certain conditions as specified in the Agreement.  Mr. Giordano agreed to two year non-compete and non-solicit restrictive covenants.  If Mr. Giordano is terminated for cause he shall forfeit any rights to severance, which is available to him in the event of termination without cause.

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

Our board of directors held no formal meetings during the year ended December 31, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2024, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2024 and 2023; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Giordano	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer and Director	2024	87,500	Nil	Nil	Nil	Nil	Nil	Nil	87,500
Paul Serbiak	2023	Nil	Nil		Nil	Nil	Nil	Nil	Nil
CEO and Secretary	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Scott Todd	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

On April 7, 2025, but effective as of October 1, 2024, the Company and Chris Giordano, our President and Director, executed an Employment Agreement the (“Agreement”). Under the terms of the Agreement, the Company will compensate Chris Giordano for the duties performed by him as the Company’s President and Director by payment of a base salary of $350,000.00, payable in monthly installments, and Chris Giordano’s base salary will never be less than the base salary of the highest paid employee for the duration of the term of this Agreement. Subject to certain conditions as set forth in the Agreement, the Company will employ Chris Giordano for an initial three-year period beginning on October 1, 2024, and ending on September 30, 2027. The initial term shall be automatically renewed for an additional one year term, subject to certain conditions as specified in the Agreement.

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

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2024, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2024 information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

On December 31, 2024 and 2023, the Company had accumulated balances due its President, Chris Giordano and its CEO, Paul Serbiak in the amounts of $479,533 and $560,799, respectively. During 2024, the Company received $14,831 in new advances from related parties for operating expenses and repaid $96,677. During 2023, the Company received net cash proceeds of $182,593 from its CEO Paul Serbiak and President Chris Giordano for operating expenses.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and have a one-year term with eight options to extend the maturity date for three-month periods. Accrued interest on December 31, 2024 and 2023 amounted to $75,224 and $61,809, respectively.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. Accrued interest on December 31, 2024 and 2023 amounted to $39,568 and $37,068, respectively.

Related Party Loans

The Company received a loan from its’ CEO Paul Serbiak totaling $210,534, plus accrued interest of $71,291 and $63,923 at December 31, 2024, and 2023, respectively .  The Company incurred interest expense of $7,369 and $8,544, respectively.

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

Debt Exchange

On March 13, 2025, the Company entered into a Debt Exchange Agreements with each of Chris Giordano, our President and Director, and Paul Serbiak, our Chief Executive Officer and Director, pursuant to which they converted an aggregate of $2,000,000 in debt held by the Company. Under his Debt Exchange Agreement, Mr. Giordano shall convert up to a total of $1,500,000 in debt into fifty thousand nine hundred and ten (50,910) shares of our newly created Series E Preferred Stock, three hundred and fifty million (350,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of two hundred and twenty-seven thousand two hundred and nine ($227,209) United States dollars. Under his Debt Exchange Agreement, Mr. Serbiak shall convert up to a total of $500,000 in debt into twenty-nine thousand ninety (29,090) shares of our Series E Preferred Stock, thirty-five million (35,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of twenty-two thousand seven hundred and two ($22,702) United States dollars.

PART IV

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$35,145	$26,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,145	$26,000

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

Item 15. Exhibits, Financial Statement Schedules

AUTHENTIC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Authentic Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Authentic Holdings, Inc., and its subsidiaries (collectively referred to as “the Company”) as of December 31, 2024, December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, December 31, 2023, and the results of its operations and its cash flows for the two years then ended, are in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Going Concern to the consolidated financial statements, the Company has suffered recurring operating losses, had a working capital deficit of $5,324,665, as of December 31, 2024, an accumulated deficit of $39,358,905, and $38,038,768 as of December 31, 2023, and December 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Derivative liabilities

As described in Note 4, Notes Payable, and Note 5, Derivative Liabilities, to the consolidated financial statements, the Company had convertible note payable that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification in accordance with ASC 815, Derivatives and Hedging. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives related to the convertible notes’ payable was $1,137,119 as of December 31, 2024.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and (4) the conversion features that include valuation models and assumptions utilized by management.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, and (2) assessing the reasonableness of the judgments made by the Company with respect to the accounting for the convertible debt, and (3) the assessment and accounting for potential derivatives and assessment of management’s conclusions.

Intangible Assets

As described in Note 6, Acquisitions, to the consolidated financial statements, the Company entered into separate transactions to acquire a Company and complete license agreement with another company. Both companies in the transactions with Authentic Holdings, Inc. are owned by the same individual. The Company considered both transactions inseparable, therefore effectively one transaction and recorded intangible assets based on value of the preferred stock (if converted) issued as purchase consideration on the transaction date. The value of the intangible assets, net of amortization was $4,284,185 as of December 31, 2024.

We identified the accounting considerations, subjectivity of the related fair value of the intangible assets, and the presence of an impairment event  as a critical audit matter. The principal considerations for our determination were: (1) determining the valuation method (2) subjective and uncertain nature of the valuation models as it relies on assumptions and forecasts, (3) determining the measuring the amount of economic benefit, and (4) the determination of the presence of an impairment event.

Our audit procedures related to management’s conclusion on the valuation of the intangible assets, included the following, among others: (1) assessing the continued relevance of the valuation model used to estimate carrying value, (2) assessing the reliability of the underlying data included in the assumptions, and (3) assessing the presence of an impairment event and judgments made by the Company.

We have served as the Company’s auditor since 2023.
Victor Mokuolu, CPA PLLC
Houston, Texas

April 15, 2025 PCAOB ID: 6771

AUTHENTIC HOLDINGS INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,890	$-
Accounts receivable	201,628	-
Advances	-	625,000
TOTAL CURRENT ASSETS	207,518	625,000

Property and equipment, net of depreciation	-	21,721
Intangible assets	4,284,185	4,771,322

TOTAL ASSETS	$4,491,703	$5,418,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$-	$1,814
Accounts payable and accrued liabilities	518,946	316,873
Accrued compensation	588,751	501,250
Unsecured notes and accrued interest payable	164,935	159,950
Convertible notes and accrued interest - net of debt discount	1,513,737	1,320,858
Convertible notes and accrued interest - related party	89,568	87,068
Secured Promissory Notes and Accrued Interest	102,061	41,022
Promissory Notes and Accrued Interest	-	25,000
Promissory note and accrued interest - related party	522,374	508,959
Derivative liabilities	1,137,119	1,633,052
Advances from related parties	479,533	560,779
Related party loans and accrued interest	281,825	274,456
Self Liquidating Promissory Notes	133,333	192,500
TOTAL CURRENT LIABILITIES	5,532,182	5,623,581

TOTAL LIABILITIES	5,532,182	5,623,581

STOCKHOLDER'S DEFICIENCY
Preferred stock, Class B, $0.001 par value, 1,000,000 shares and authorized, 400,000 200,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	400	200
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	100	100
Preferred stock, Class Z, 5,442 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	6	-
Common stock $0.001 par value, 2,500,000,000 shares authorized, 2,262,255,848 and 2,024,420,237 shares issued and outstanding at December 31, 2024 and December 31, 2023	2,262,256	2,024,420
Common stock issuable	52,200	16,500
Additional paid-in capital	36,003,364	35,791,910
Accumulated deficit	(39,358,905)	(38,038,768)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,040,479)	(205,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,491,703	$5,418,043

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Operations
For the years ended December 31,

	2024	2023

Revenues	$398,600	$-
Cost of revenues	127,307	-
Gross Profit	271,293	-

Operating Expenses
General and administrative	377,267	173,072
Depreciation and Amortization	524,858	300,635
Professional and Legal Fees	90,668	130,345
Research and Development	4,427	56,858
Total Operating Expenses	997,220	660,910

Loss from Operations	(725,927)	(660,910)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	495,933	(24,567)
Derivative expense	-	(239,028)
Gain/(Loss) on settlement of notes	(170,813)	(452,472)
Gain/(Loss) on settlement of license agreements	-	125,000
Interest expense and financing costs	(271,672)	(318,796)
Interest expense - related parties	(22,658)	(25,647)
Other Expense	(625,000)	(62,035)
Total Other Expense	(594,210)	(997,545)

Net Loss	$(1,320,137)	$(1,658,455)

Weighted Average common stock outstanding	2,197,138,699	1,847,673,383

Earnings (loss) per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Stockholders’ Deficiency
For the Years Ended December 31, 2024 and 2023

	Series B		Series C		Series D		Series Z				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	2,024,420,237	$2,024,420	$16,500	35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-	-	-	-	-	-	(200)	-	-
Issuance of shares for conversion of notes									237,835,611	237,836		75,630		313,466
Issuance of shares for conversion of debt	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Stocks issued for cash							5,442	6			-	136,024		136,030
Commitment shares issued											15,700			15,700
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,320,137)	(1,320,137)
Balance December 31, 2024	400,000	$400	100,000	$100	100,000	$100	5,442	$6	2,262,255,848	$2,262,256	$52,200	$36,003,364	$(39,358,905)	$(1,040,479)

Balance December 31, 2022	200,000	$200	-	-	-	-	-	-	1,557,397,662	$1,557,397	$-	$30,305,914	$(36,380,313)	$(4,516,802)
Stock issued for cash	-	-	-	-	-	-	-	-	15,555,556	15,556	-	19,444		35,000
Extinguishment of derivative liabilities												259,374		259,374
Issuance of shares for conversion of notes			100,000	100	100,000	100	-	-	45,146,767,019	451,467	-	190,036		641,703
Issuance of shares for investment												5,007,000		5,007,000
Commitment shares issued											16,500	10,142		26,642
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,658,455)	(1,658,455)
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100	-	$-	2,024,420,237	$2,024,420	$16,500	$35,791,910	$(38,038,768)	$(205,538)

The accompanying notes are an integral part of these consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,320,137)	$(1,658,455)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liabilities	(422,245)	24,567
Loss on conversion of convertible debt	97,125	452,472
Conversion of convertible notes to equity	-	-
Amortization of debt discount	39,435	-
Depreciation - Property and equipment	21,721	46,485
Amortization - Intangible assets	503,137	254,151
Derivative Expense	-	239,028
Commitment shares issued	-	26,642
Changes in operating assets and liabilities:	-
Accounts receivable	(201,628)	-
Advances	625,000	-
Accounts payable and accrued expenses	289,385	168,497
Accrued interest	241,488	219,385
Net cash used in operating activities	$(126,719)	$(227,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of License	(15,000)	-
Acquisition of Website	(1,000)	-
Net cash provided by investing activities	$(16,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,626)	1,508
Advances from related parties	14,831	17,790
Proceeds from common stock and warrants	119,030	35,000
Proceeds from common stock issuable	15,700	-
Proceeds from Series Z Preferred Stock	17,000
Proceeds from promissory notes	-	25,000
Proceeds from secured promissory notes	72,500	40,000
Proceeds from convertible notes	105,000	147,750
Proceeds from unsecured loans	-	-
Proceeds from self-liquidating notes	-	-
Repayments of advances from related parties	(96,076)	-
Repayment of promissory Notes	(42,500)	-
Repayment of convertible notes	(55,250)	(39,820)
Net cash provided by financing activities	$148,609	$227,228

Net (decrease) increase in cash	$5,890	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents , end of period	$5,890	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$333,466	$641,703

Preferred shares issued for acquisition of Maybacks		$7,000

Preferred shares issued for acquisition of License		$5,000,000

 AUTHENTIC HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

In 2019, the Company changed its’ name to Global Fiber Technologies, Inc.

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

On July 26, 2022, the Company filed articles of Merger with the Secretary of State of Nevada to effectuate a merger with its wholly owned subsidiary, Authentic Holdings, Inc. Shareholder approval was optional under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in our name to “Authentic Holdings, Inc.” The Company’s Articles of Incorporation was amended to reflect this name change.

On April 26, 2023, the Company entered into a Membership Interest Purchase Agreement with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks.  As a result of the transaction, Maybacks became a wholly owned subsidiary of the Company.

On June 20, 2023, the Company, closed the License Agreement with Goliath Motion Picture Promotions, where the Company acquired the licensing rights various full-length motion pictures and serial television shows for a period of 10 years. The Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks Global Entertainment.

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

We have incurred losses since inception, resulting in accumulated deficits of $39,358,905 and $38,038,768 at December 31, 2024 and 2023, respectively, a working capital deficit of $5,324,664 and $4,998,581 as of December 31, 2024 and 2023, respectively, and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Advances

Advances were provided to Inventel Products LLC for the production of vinyl records, that were to be sold through the Company’s joint venture. During 2024, Company management has determined that the advances are uncollectible and has charged other expense in the accompanying statement of operations for the year ended December 31, 2024.

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	December 31,	December 31,
	2024	2023
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
	240,853	240,853
Less accumulated depreciation	(240,853)	(219,132)
Total Property and equipment, net of depreciation	$-	$21,721

Depreciation expenses amounted to $21,721 and $46,484 for the year ended December 31, 2024, and 2023, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2024, and 2023, no impairment losses have been identified.

Intangible Assets

The Company accounts for intangible assets (including trademarks, website and license agreements) under ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include assessing future cash flows and determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to differ from such estimates materially and affect the determination of fair value and goodwill impairment at future reporting dates.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023
License agreement	$5,015,000	$5,000,000
Customer lists	7,000	7,000
Patent	12,406	12,406
Websites	11,690	10,690
Royalties	125,000	125,000
	5,171,096	5,155,096
Less accumulated amortization	(886,911)	(383,774)
	$4,284,185	$4,771,322

During 2024, the Company entered into a license agreement with the Salci Sports and Entertainment Group for a cash payment of $15,000 and acquired a website from Authentic Heroes for a cash payment of $1,000.

Amortization expense amounted to $503,137 and $254,151 for the year ended December 31, 2024, and 2023, respectively.

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

The Company earns revenue from the sale of advertising on our owned Maybacks network.  The Company recognizes revenue through two channels:

The Company has contracted with an agent who manages the contracting, billing and placement of ads. We have determined that a contract exists for our advertising sales arrangements once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and scheduled by our agent. As the placement of ads is managed by an independent agent, revenue from these arrangements is recognized upon collection and remittance by our agent.

The Company has contracted with various advertising agencies, whom the Company directly bills for ads placed. The Company tracks the ad placement and bills the advertising agencies monthly. Revenues are recognized for these ads upon completion of the ad on the Company’s network.

The Company recorded revenue of $398,600 during the year ended 2024 and recorded no revenue during the year ended December 31, 2023.

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

On December 31, 2024 and 2023, the Company’s accounts receivable balances totaled $201,628 and $0, respectively.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment had to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2024, and 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the year ended December 31, 2024, and 2023, the Company incurred $0 and $0 for stock-based compensation, respectively.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not, or with other considerations. These costs are recorded as debt discounts and are amortized over the life of the obligation to the statement of operations as amortization of debt discount.

Original Issue Discount

In the event that the Company issues a note with an original issue discount, the original issue discount is recorded as a debt discount, reducing the face amount of the note. It is amortized over the life of the note to the statement of operations as amortization of debt discount. If the underlying note is converted, a proportionate share of the unamortized amount of the original issue discount is immediately expensed.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. Research and development expenses consist of expenses paid to outside contractors related to the development of the Company’s NFT platform.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on December 31, 2024, and 2023, measured at fair value on a recurring basis:

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,137,119	$1,137,119

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,633,052	$1,633,052

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturity or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On December 31, 2024, and December 31, 2023, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis.

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company has adopted this ASU and has included the required disclosures within these financial statements. See Note12, Segment Reporting for additional information.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

Series B Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference, any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends.  On December 31, 2024 and 2023, there were 400,000 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively

Series C Preferred Stock

On April 26, 2023, the Board of Directors created, out of the available shares of preferred stock, par value $0.001 per share, a series of preferred stock known as “Series C Preferred Stock” consisting of 100,000 shares.

Under the terms of the Certificate of Designation for the Series C Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series C Preferred Stock shall rank pari passu with the Series B Preferred Stock and common stock in respect of the preferences as to dividends, distributions and payments upon liquidation, dissolution and winding up of the Company.

The outstanding shares of Series C Preferred Stock shall automatically convert into shares of our common stock upon the following occurances:

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

On December 31, 2024 and 2023, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Series D Preferred Stock

On June 20, 2023, the Board of Directors created, out of the available shares of preferred stock, par value $0.001 per share, a series of preferred stock known as “Series D Preferred Stock” consisting of 100,000 shares.

Under the terms of the Certificate of Designation for the Series D Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series D Preferred Stock shall not have voting rights except as it pertains to altering the rights associated with the Series D Preferred Stock. The Series D Preferred Stock shall have a stated value of $50 per share (the “Stated Value”) and each share shall be entitled to a preference over the common stock, the Series B Preferred Stock, and the Series C Preferred Stock of the Stated Value upon the liquidation, dissolution and winding up of the Company. Each share of Series D Preferred Stock shall be convertible, at any time after three years of issuance or immediately in the event of a change in control at the option of the Holder thereof, into that number of shares of common stock (subject to a beneficial ownership limitation of up to 9.99%) determined by dividing the Stated Value by the Conversion Price, which is closing price of the common stock of the Company on the OTC, on the day immediately prior to the conversion. The Company has the right to redeem the Series D Preferred Stock after five years by making a payment of cash equal to 106% of the sum of an amount equal to the total number of Series D Preferred Stock held by the Holder multiplied by the Stated Value. In the event of a change in control, the company shall redeem the outstanding shares of Series D Preferred Stock by making payment in cash using the same formula.

On December 31, 2024 and 2023, there were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

“Series Z Preferred Stock”

Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in their sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

On December 31, 2024, and 2023, there were 5,442 and 0 shares of Series Z Preferred Stock issued and outstanding, respectively. During the year ended December 31, 2024, the Company issued 5,442 shares of Series Z preferred shares for net proceeds of $136,030.

Common Stock

As of December 31, 2024, and 2023, the Company had  2,262,255,848 and 2,024,420,237 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the year ended December 31, 2024, the Company issued common shares as follows:

•	Issued 237,835,611 shares of common stock for the conversion of notes valued at $313,460; and
•	Issued 35,700 commitment shares for cash amounting to $35,700.

During the year ended December 31, 2023, the Company issued common shares as follows:

•	Issued 15,555,556 shares of common stock for cash amounting to $35,000; and
•	Issued 451,467,019 shares of common stock for the conversion of notes values as $641,503.

Common Stock Issuable

As of December 31, 2024 and 2023, the Company had 52,200,000 and 16,500,000 shares of its $0.001 par value common stock to be issued, respectively.

Stock Options

There were no stock options issued by the Company during the years ended December 31, 2024 and 2023.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

Unsecured notes consist of various notes accruing interest ranging from 5% to 17%.  All notes are currently in default. The following summarizes these notes:

	December 31,
	2024	2023
Unsecured notes payable	$99,700	$99,700
Accrued interest	65,235	60,250
	$164,935	$159,950

Convertible Notes Payable

As of December 31, 2024, and 2023 convertible notes outstanding $1,338,536 and $1,338,536 respectively.

	December 31
	2024	2023
Principal balances	$1,044,313	$1,166,738
Discount	(1,209)	(92,000)
Accrued Interest	470,632	168,505
	$1,513,737	$1,243,243

During the year ended December 31, 2024, the Company received proceeds of $50,000 from two convertible promissory notes, maturing in 2026. The notes bear interest of 18%, with a penalty rate of 25%. These notes are convertible at a fixed conversion price of $0.0005. Thes agreements include royalty agreements for Maybacks, wherein the Company agrees to pay 2.50% of gross sales. During the year ended December 31, 2024, the Company recognized $19,930 in accrued royalties for the two convertible promissory notes. During the year ended December 31, 2024, the Company repaid $1,000 of the principal amount due to the two convertible promissory note holders.

During the year ended December 31, 2024, the Company received proceeds of $55,000 from a convertible note, maturing in 2025. The note bears interest 10%, with a penalty rate of 24%. This note is convertible at a fixed conversion price of $0.0005, unless in default. Provided that an Event of Default continues for not less than 21 days, the Holder may elect to use the lower of (i) the Fixed Price of $0.0005 or (ii) the lowest traded price of the Company Common Stock during the prior 21-day trading period.

On December 31, 2024, convertible notes with face values of $1,403,428 were in default.

Secured Promissory Note

During 2024, the Company entered into two secured promissory notes totaling $76,500.  The notes do not bear interest and no stated maturity date. During the year ended December 31, 2024, the Company repaid a total of $17,500 of the principal amounts due on the two secured promissory notes.

On June 30, 2023, the Company entered into a secured promissory note for $40,000.  The note bears interest at 5% per annum and was due on December 31, 2023.  The maturity date was subsequently extended to October 4, 2025.  The Company granted a security interest in all its assets to the noteholder. On December 31, 2024, and 2023, the Company had $3,061 and $1,022, respectively, in accrued interest on the secured promissory note.

The following notes are secured by the assets of the Company on December 31:

	2024	2023
Secured Notes Payable	$116,500	$40,000
Accrued Interest	3,061	1,022
Repayments	(17,500)	-
	$102,061	$41,022

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%.  The following summarizes these notes:

	December 31, 2024	December 31, 2023
Self-liquidating promissory notes	$100,000	$150,000
Accrued interest	33,333	42,500
	$133,333	$192,500

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

The following table summarizes the derivative liabilities included in the balance sheet on December 31, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,608,485
Net Loss (gain) on change in fair value of the derivative	24,567
Balance - December 31, 2023	$1,633,052
Net Loss (gain) on change in fair value of the derivative	(495,933)
Balance - December 31, 2024	$1,137,119

NOTE 6 – ACQUISITIONS

Maybacks Global Entertainment LLC

On April 26, 2023, the “Company entered into a Membership Interest Purchase Agreement with Maybacks Global Entertainment LLC, an Arizona limited liability company (“Maybacks”), and the members of Maybacks. As a result of the transaction, Maybacks became a wholly owned subsidiary of the Company.

In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 100,000 shares of the Company’s newly created Series C Preferred Stock were issued to the holders of Maybacks in exchange for their membership interests of Maybacks.

The Purchase Agreement includes a funding obligation, which requires the Company to provide capital to fund the monthly expenses of Maybacks.

Maybacks is a 27 station network whose programming is carried by Roku, Direct TV, Local Now and many other platforms giving it an FCC reach of over 450,000,000 worldwide.  On the acquisition date, Maybacks did not have any tangible assets or liabilities.

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

Estimated future amortization for the above acquisitions are as follows:

	Maybacks	Goliath
	Customers	License	Total
2025	$700	$500,000	$500,700
2026	700	500,000	500,700
2027	700	500,000	500,700
2028	700	500,000	500,700
2029	700	500,000	500,700
	3,500	2,500,000	2,503,500
Thereafter	2,450	1,750,000	1,752,450
	$5,950	$4,250,000	$4,255,950

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 31, 2024, and 2023, the Company had accumulated balances due its President, Chris Giordano and its CEO, Paul Serbiak in the amounts of $479,533 and $560,799, respectively. During 2024, the Company received $14,831 in new advances from related parties for operating expenses and repaid $96,077. During 2023, the Company received net cash proceeds of $182,593 from its CEO Paul Serbiak and President Chris Giordano for operating expenses.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner-group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. Accrued interest on December 31, 2024, and 2023 amounted to $75,224 and $61,809, respectively.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. Accrued interest on December 31, 2024 and 2023 amounted to $39,568 and $37,068, respectively.

Related Party Loans

The Company received a loan from its’ CEO Paul Serbiak totaling $210,534, plus accrued interest of $71,291 and $63,923 on December 31, 2024, and 2023, respectively.  The Company incurred interest expense of $7,369 and $8,544, respectively.

Balances of all loans due to related parties as of December 31, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$75,224	$522,374
Convertible notes – Related party	50,000	39,568	89,568
Related Party Loans	210,533	71,292	281,825
Total Related Parties Loans	707,684	186,084	$893,767

On December 31, 2024, related party loans with a face value of $447,150 were in default.

Accrued Compensation

The Company had $588,751 and $501,250 in accrued compensation due to current and former management on December 31, 2024, and 2023, respectively.  Management has waived compensation for the nine months ended September 30, 2024, and year ended December 31, 2023. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President.

Total increase of $26,422 compared to previous year’s total related party loans of $870,483 primarily due to accrued interest for the year ended December 31, 2024.

NOTE 8 – LEASES

The Company’s right-of-use assets under operating lease for an office premises expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of December 31, 2024.

The company currently does not have any long-term operating lease. Our operating lease expenses amounted to $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024, and 2023, are as follows:

	December 31,	December 31,
	2024	2023
Net operating loss carryforward	$39,358,905	$38,038,768
Effective tax rate	21%	21%
Deferred tax asset	8,265,370	7,988,141
Less: Valuation allowance	$(8,265,370)	$(7,988,141)
Net deferred asset	$-	$-

As of December 31, 2024, the Company had approximately $39 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2024 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to the following three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of December 31, 2024, and 2023 for the following:

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

Employment Agreements

At the present time we are not paying our officers and directors compensation. We have the following employments agreements with our executive officers. At the end of 2020 these executive officers agreed to waive payment of compensation for 2020 and for the foreseeable future.

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

On February 14, 2017, we entered into an employment agreement with Christopher Giordano, our President, wherein Mr. Giordano will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, his salary shall not be earned or payable until such time that the Company raises at least $2,000,000 in a private placement. The base salary for Mr. Giordano shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. In October 2024, the Company increased Mr. Giordano’s annual salary to $350,000. Moreover, Mr. Giordano’s contract provides for a minimum annual bonus of thirty-percent (30%) of his base salary, but gives the Company the discretion to award an annual bonus of up to two-hundred-percent(200%) of his base salary. As a signing bonus, Mr. Giordano received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, Mr. Giordano’s contract provides for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

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

Potentially dilutive securities were comprised of the following:

	December 31,	December 31,
	2024	2023
Warrants	-	11,000,000
Options	-	2,700,000
Convertible notes payable, including accrued interest	1,286,698,780	2,419,329,215
	1,286,698,780	2,433,029,215

During 2024, warrants and options of 11,000,000 and 2,700,000 dilutive shares, respectively, expired.

NOTE 12 – SEGMENT REPORTING

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer serves as the CODM, and reviews financial information on an operating segment basis to make operational decisions and assess financial performance. The Company operates as one segment. The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance at a consolidated level and decides how to allocate resources based on consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table summarizes the Company’s revenues, net income (loss) and significant expenses.

	2024	2023

Revenues	$398,600	$-
Cost of revenues	127,307	-
Gross Profit	271,293	-

Operating Expenses
General and administrative	377,267	173,072
Depreciation and Amortization	524,858	300,635
Professional and Legal Fees	90,668	130,345
Research and Development	4,427	56,858
Total Operating Expenses	997,220	660,910

Income/(Loss) from Operations	(725,927)	(660,910)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	495,933	(24,567)
Derivative expense	-	(239,028)
Gain/(Loss) on settlement of notes	(170,813)	(452,472)
Gain/(Loss) on settlement of license agreements	-	125,000
Interest expense and financing costs	(271,672)	(318,796)
Interest expense - related parties	(22,658)	(25,647)
Other Expense	(625,000)	(62,035)
Total Other Expense	(594,210)	(997,545)

Net Income (Loss)	$(1,320,137)	$(1,658,455)

NOTE 13 – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of April 14, 2025, when the financial statements were available to be issued.

On March 13, 2025, the Company entered into a Debt Exchange Agreements with each of Chris Giordano, our President and Director, and Paul Serbiak, our Chief Executive Officer and Director, pursuant to which they converted an aggregate of $2,000,000 in debt held by the Company. Under his Debt Exchange Agreement, Mr. Giordano shall convert up to a total of $1,500,000 in debt into fifty thousand nine hundred and ten (50,910) shares of our newly created Series E Preferred Stock, three hundred and fifty million (350,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of two hundred and twenty-seven thousand two hundred and nine ($227,209) United States dollars. Under his Debt Exchange Agreement, Mr. Serbiak shall convert up to a total of $500,000 in debt into twenty-nine thousand ninety (29,090) shares of our Series E Preferred Stock, thirty-five million (35,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of twenty-two thousand seven hundred and two ($22,702) United States dollars.

On April 7, 2025, but effective as of October 1, 2024, the Company and Chris Giordano, our President and Director, executed an Employment Agreement the (“Agreement”). Under the terms of the Agreement, the Company will compensate Chris Giordano for the duties performed by him as the Company’s President and Director by payment of a base salary of $350,000.00, payable in monthly installments, and Chris Giordano’s base salary will never be less than the base salary of the highest paid employee for the duration of the term of this Agreement. Subject to certain conditions as set forth in the Agreement, the Company will employ Chris Giordano for an initial three-year period beginning on October 1, 2024, and ending on September 30, 2027. The initial term shall be automatically renewed for an additional one year term, subject to certain conditions as specified in the Agreement.

During the period January 1, 2025 through April 10, 2025 the Company issued 9,838,450 shares of its common stock for debt conversions.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	SB-2	3.1	November 29, 2005
3.2	Articles of Merger	8-K	3.1	December 12, 2022
3.3	Certificate of Designation for Series C Preferred	8-K	3.1	April 28, 2023
3.4	Amended and Restated Certificate of Designation for Series B Convertible Preferred	8-K	3.1	June 28, 2023
3.5	Certificate of Designation for Series D Preferred	8-K	3.2	June 28, 2023
3.6	Certificate of Designation for Series E Preferred Stock	8-K	3.1	March 14, 2025
3.7	First Amended and Restated By-Laws of Premiere Publishing Group, Inc. dated December 14, 2007	8-K	3.1	December 12, 2007
(4)
4.1	Description of Registrant’s securities
4.2	Secured Promissory Note	8-K	4.1	March 14, 2025
4.3	Secured Promissory Note	8-K	4.2	March 14, 2025
(10)
10.1	License Agreement	8-K	10.1	May 4, 2022
10.2	Membership Interest Purchase Agreement	8-K	2.1	April 28, 2023
10.3	Asset Purchase Agreement	8-K	2.1	June 28, 2023
10.4	Debt Exchange Agreement with Giordano	8-K	10.1	March 14, 2025
10.5	Debt Exchange Agreement with Serbiak	8-K	10.2	March 14, 2025
10.6	Employment Agreement with Giordano
(14)	Code of Ethics
14.1	Code of Ethics	10-KSB	14.1	April 14, 2008
(21)	Subsidiaries of Registrant
21.1	Trident Merchant Group, Inc., a Nevada corporation (wholly owned)
21.2	Progressive Fashions Inc., a Nevada corporation (wholly owned)
21.3	Leading Edge Fashion, LLC (majority owned)
21.4	Pure361, LLC (majority owned)
21.5	Eco Chain 360, Inc. (majority owned)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

 ______

* Filed herewith.

** Furnished herewith

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Authentic Holdings, Inc.
(Registrant)

Dated: April 15, 2025	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 15, 2025	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: April 15, 2025	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2025	/s/ Scott Todd
Scott Todd
Director

39