Form 10-Q
period 2025-03-31
Authentic Holdings, Inc.
filed 2025-05-15
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 2,279,723,503 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,744	$5,890
Accounts receivable, net of allowance for doubtful accounts of $15,373 and $0 on March 31, 2025 and December 31, 2024, respectively	142,770	201,628

TOTAL CURRENT ASSETS	145,514	207,518

Intangible assets	4,149,871	4,284,185

TOTAL ASSETS	$4,295,385	$4,491,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$322	$-
Accounts payable and accrued liabilities	580,870	518,946
Accrued compensation	676,252	588,751
Unsecured notes and accrued interest payable	166,182	164,935
Convertible notes and accrued interest - net of debt discount	1,643,190	1,513,737
Convertible notes and accrued interest - related party	90,193	89,568
Secured promissory notes and accrued interest	92,061	102,061
Promissory note and accrued interest - related party	525,727	522,374
Derivative liabilities	2,185,135	1,137,119
Advances from related parties	446,583	479,533
Related party loans and accrued interest	283,667	281,825
Self-liquidating promissory notes	134,583	133,333
TOTAL CURRENT LIABILITIES	6,824,765	5,532,182

TOTAL LIABILITIES	6,824,765	5,532,182

STOCKHOLDER'S DEFICIENCY
Preferred stock, Class B, $0.001 par value, 400,000 shares authorized, 400,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	400	400
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	100	100
Preferred stock, Class Z, 6,042 and 5,442 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6	6
Common stock $0.001 par value, 2,500,000,000 shares authorized, 2,272,094,298 and 2,262,255,848 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,272,095	2,262,256
Common stock issuable	52,200	52,200
Additional paid-in capital	35,918,253	36,003,364
Accumulated deficit	(40,772,534)	(39,358,905)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,529,380)	(1,040,479)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,295,385	$4,491,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31,
(Unaudited)
	2025	2024

Revenues	$153,314	$40,240
Cost of revenues	37,245	30,919
Gross Profit	116,069	9,321

Operating Expenses
General and administrative	242,718	58,904
Depreciation and Amortization	140,715	136,143
Professional and Legal Fees	31,751	49,294
Research and Development	2,500	1,017
Total Operating Expenses	417,684	245,358

Income/(Loss) from Operations	(301,615)	(236,037)

Other Expense
Loss on change in fair value of derivative liabilities	(1,048,016)	(779,967)
Gain/(Loss) on settlement of notes	(7,871)	27,823
Interest expense and financing costs	(50,306)	(77,949)
Interest expense - related parties	(5,821)	(5,821)
Total Other Expense	(1,112,014)	(835,914)

Net Loss	$(1,413,629)	$(1,071,951)

Weighted Average common stock outstanding	2,271,110,453	2,041,785,065

Earnings (loss) per share	$(0.001)	$(0.001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three months ended March 31, 2025 and 2024
(Unaudited)

							Series Z
	Series B		Series C		Series D		Preferred				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2024	400,000	$400	100,000	$100	100,000	$100.00	5,442	$6	2,262,255,848	$2,262,256	$52,200	36,003,364	$(39,358,905)	$(1,040,479)
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	9,838,450	9,839	-	(100,111)	-	(90,272)
Stocks issued for cash	-	-	-	-	-	-	600	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,413,629)	(1,413,629)
Balance March 31, 2025	400,000	$400	100,000	$100	100,000	$100	6,042	$6	2,272,094,298	$2,272,095	$52,200	$35,918,253	$(40,772,534)	$(2,529,380)

							Series Z
	Series B		Series C		Series D		Preferred				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	2,024,420,237	$2,024,420	$16,500	35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-	-	-	-	-	-	(200)	-	-
Issuance of shares for conversion of notes	-	-	-	-	-	-	-	-	129,516,484	129,516	-	(69,764)	-	59,752
Stocks issued for cash	-	-	-	-	-	-	3,200	3	-	-	-	79,977	-	79,980
Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,071,951)	(1,071,951)
Balance March 31, 2024	400,000	$400	100,000	$100	100,000	$100	3,200	$3	2,153,936,721	$2,153,936	$16,500	$35,801,923	$(39,110,719)	$(1,137,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,413,629)	$(1,071,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	15,373	-
Change in fair value of derivative liabilities	1,048,016	779,967
Loss/(Gain) on conversion of convertible debt	7,871	(27,823)
Amortization of debt discount	1,209	21,297
Depreciation - property and equipment	-	10,783
Amortization - Intangible assets	139,314	125,360
Changes in operating assets and liabilities:
Accounts receivable	43,485	-
Accounts payable and accrued expenses	149,425	35,450
Accrued interest	54,918	59,070
Net cash provided by (used in) operating activities	$45,982	$(67,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance on acquisition of License	(5,000)	-
Net cash used in investing activities	$(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	322	(1,808)
Proceeds from Series Z Preferred Stock	15,000
Proceeds from promissory notes	-	83,980
Proceeds from secured promissory notes	-	43,000
Repayment from secured promissory notes	(10,500)	-
Proceeds from convertible notes	-	25,000
Repayments of advances from related parties	(32,950)	(41,325)
Repayment of promissory notes	-	(25,000)
Repayment of convertible notes	(16,000)	(16,000)
Net cash provided by (used in) financing activities	$(44,128)	$67,847

Net (decrease) increase in cash	$(3,146)	-
Cash and cash equivalents, beginning of period	5,890	-
Cash and cash equivalents , end of period	$2,744	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$13,774	$83,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On March 30, 2022, the Company formed a joint venture with Inventel Products LLC and Maestro Entertainment Corp. in order to produce and sell limited-addition vinyl records.  The joint venture has no operations to date.

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

On June 20, 2023, the Company closed the License Agreement with Goliath Motion Picture Promotions, where the Company acquired the licensing rights various full-length motion pictures and serial television shows for a period of 10 years. The Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks Global Entertainment.

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

We have incurred losses since inception, resulting in accumulated deficits of $40,772,534 and $39,358,905 at March 31, 2025 and December 31, 2024, respectively; a working capital deficit of $6,679,251 and $5,324,664 as of March 31, 2025 and December 31, 2024, respectively; and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and article 10 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited interim condensed financial statements included in this document have been prepared on the same basis as the annual audited financial statements, and in the Company’s opinion, reflect all adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2025 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K

Principles of Consolidation

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

Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and Fixtures	7 Years
Forklift	3 Years

	March 31,	December 31,
	2025	2024
Furniture and Equipment	$215,665	$215,665
Forklift	20,433	20,433
Camera	4,022	4,022
Trident	733	733
	240,853	240,853
Less accumulated depreciation	(240,853)	(240,853)
Total Property and equipment, net of depreciation	$-	$-

Depreciation expenses amounted to $0 and $10,783 for the three months ended March 31, 2025 and 2024, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2025, and during the year ended December 31, 2024, no impairment losses have been identified.

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

We amortize the cost of our intangible assets over the 5 to 15-year estimated useful life on a straight-line basis.

The following table sets forth the amortization for the intangible assets on March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
License agreement - Goliath	$5,000,000	$5,000,000
License agreement - John Legend	5,000	-
License agreement - Salci Sports	15,000	15,000
Customer lists	7,000	7,000
Patent	12,406	12,406
Websites	13,090	11,690
Royalties	125,000	125,000
	5,177,496	5,171,096
Less accumulated amortization	(1,027,625)	(886,911)
	$4,149,871	$4,284,185

During the three months ended March 31, 2025, the Company entered into a license agreement with John Legend for a cash payment of $5,000.

During 2024, the Company entered into a license agreement with the Salci Sports and Entertainment Group for a cash payment of $15,000 and acquired a website from Authentic Heroes for a cash payment of $1,000.

Amortization expense amounted to $139,314 and $125,360 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company earns revenue from the sale of advertising on our owned Maybacks network.  The Company recognizes revenue through two channels:

The Company had contracted with an agent who manages the contracting, billing and placement of ads. We have determined that a contract exists for our advertising sales arrangements once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and scheduled by our agent. As the placement of ads is managed by an independent agent, revenue from these arrangements is recognized upon collection and remittance by our agent. During the year ended December 31, 2024, the Company ceased utilizing this agent and began contracting directly with various advertising agencies.

The Company has contracted with various advertising agencies, with whom the Company directly bills for ads placed. The Company tracks the ad placement and bills the advertising agencies monthly. Revenues are recognized for these ads upon completion of the ad on the Company’s network.

The Company recorded revenue of $153,314 and $40,240 during the three months ended March 31, 2025 and 2024, respectively.

Accounts Receivable

Accounts receivable are recorded following ASC 310,” Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company has no amount recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in its existing accounts receivable. Based on management’s estimate and all charges being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

On March 31, 2025 and December 31, 2024, the Company’s accounts receivable balances totaled $142,770 and $201,628, respectively. During the three months ended March 31, 2025, the Company recorded an allowance for bad debts of $15,373.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment had to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the three months ended March 31, 2025 and 2024, the Company incurred $0 and $0 for stock-based compensation, respectively.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on March 31, 2025 and December 31, 2024, measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$2,185,135	$2,185,135

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,137,119	$1,137,119

The concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturity or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On March 31, 2025, and December 31, 2024, the Company had no amounts above the FDIC limit.

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

NOTE 3 – CAPITAL STOCK

Preferred Stock

Series B Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference, any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends.  On March 31, 2025 and December 31, 2024, there were 400,000 and 400,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

On April 26, 2023, the Board of Directors created, out of the available shares of preferred stock, par value $0.001 per share, a series of preferred stock known as “Series C Preferred Stock” consisting of 100,000 shares.

Under the terms of the Certificate of Designation for the Series C Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in its sole discretion. The Series C Preferred Stock shall rank pari-passu with the Series B Preferred Stock and common stock in respect of the preferences as to dividends, distributions and payments upon liquidation, dissolution and winding up of the Company.

The outstanding shares of Series C Preferred Stock shall automatically convert into shares of our common stock upon the following occurrences:

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

In the event that the Company goes through a “Change of Control” event (as defined), the foregoing milestone achievements above shall be deemed accomplished and all rights to the shares of Common Stock shall immediately vest prior to the close of such Change of Control event.

On March 31, 2025 and December 31, 2024, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

On March 31, 2025 and December 31, 2024, there were 100,000 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

“Series Z Preferred Stock”

Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in their sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

On March 31, 2025 and December 31, 2024, there were 6,042 and 5,442 shares of Series Z Preferred Stock issued and outstanding, respectively. During the three months ended March 31, 2025, the Company issued 600 shares of Series Z preferred shares for net proceeds of $15,000. During the three months ended March 31, 2024, the Company issued 3,200 shares of Series Z preferred shares for net proceeds of $80,000.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 2,272,094,298 and 2,262,255,848 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the three months ended March 31, 2025, the Company issued 9,838,450 shares of its common stock for the conversion of debt valued at $5,903. During the three months ended March 31, 2024, the Company issued 129,516,484 shares for conversion of notes valued at $83,813.

Common Stock Issuable

As of March 31, 2025 and December 31, 2024, the Company had 52,200,000 and 52,200,000 shares of its $0.001 par value common stock to be issued, respectively.

Stock Options

There were no stock options issued by the Company during the three months ended March 31, 2025 and 2024, respectively. All stock options issued before 2021 were either exercised or expired.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

The Company’s unsecured notes consist of various notes accruing interest at 5% per annum. All of the Company’s unsecured notes payable are currently in default. The following summarizes the Company’s unsecured notes payable and accrued interest as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Unsecured notes payable	$99,700	$99,700
Accrued interest	66,482	65,235
	$166,182	$164,935

Convertible Notes Payable

As of March 31, 2025 and December 31, 2024, the face value of the Company’s convertible notes outstanding, including accrued interest payable, totaled $1,643,190 and $1,513,737, respectively.

	March 31,	December 31,
	2025	2024
Principal balances	$1,025,213	$1,044,313
Discount	-	(1,209)
Accrued interest	617,977	470,633
	$1,643,190	$1,513,737

During the three months ended March 31, 2025, the Company issued 9,838,450 shares of its common stock for the conversion of debt valued at $5,903. During the three months ended March 31, 2024, the Company issued 129,516,484 shares for conversion of notes valued at $83,813.

During the three months ended March 31, 2024, the Company received proceeds of $25,000 from two convertible promissory notes, maturing in 2026. The notes bear interest of 18% per a num, with a penalty rate of 25%. These notes are convertible at a fixed conversion price of $0.0005. The two convertible note include royalty agreements for Maybacks, wherein the Company agrees to pay 2.50% of gross sales.

During the three months ended March 31, 2025 and 2024, the Company recognized accrued royalties of $37,646 and $2,137, respectively.

On March 31, 2025, convertible notes with face values of $1,441,304 were in default.

Secured Promissory Note

During 2024, the Company entered into two secured promissory notes totaling $76,500.  The notes do not bear interest and no stated maturity date. During the three months ended March 31, 2025, the Company repaid $10,500 of the principal amounts due on these notes.

On June 30, 2023, the Company entered into a secured promissory note for $40,000.  The note bears interest at 5% per annum and was due on December 31, 2023.  The maturity date was subsequently extended to October 4, 2025.  The Company granted a security interest in all its assets to the noteholder.

The balances of the Company’s secured promissory notes, which are secured by the assets of the Company, consist of the following as of March 31, 2025 and on December 31, 2024:

	March 31,	December 31,
	2025	2024
Principal balances	$99,000	$116,500
Accrued Interest	3,561	3,061
Repayments	(10,500)	(17,500)
	$92,061	$102,061

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%. The following summarizes these notes:

	March 31,	December 31,
	2025	2024
Principal balances	$100,000	$100,000
Accrued Interest	34,583	33,333
	$134,583	$133,333

During the three months ended March 31,2024, self-liquidating promissory notes of $50,000 were exchanged for a royalty agreement, wherein the holder will receive a royalty of 5% of net sales of Maybacks.

On March 31, 2025, the remaining $100,000 in self-liquidating notes were in default.

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

The following table summarizes the derivative liabilities included in the balance sheet on March 31, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$1,137,119
Net Loss (gain) on change in fair value of the derivative	1,048,016
Balance - March 31, 2025	$2,185,135

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

Estimated future amortization for the above acquisitions are as follows:

	Maybacks	Goliath
	Customers	License	Total
2025	$525	$375,000	$375,525
2026	700	500,000	500,700
2027	700	500,000	500,700
2028	700	500,000	500,700
2029	700	500,000	500,700
	3,325	2,375,000	2,378,325
Thereafter	2,450	1,750,000	1,752,450
	$5,775	$4,125,000	$4,130,775

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2025 and December 31, 2024, the Company had accumulated balances due its President, Chris Giordano and its CEO, Paul Serbiak in the amounts of $446,583 and $479,533, respectively. During the three months ended March 31, 2025 and 2024, the Company repaid $32,951 and $41,325, respectively, of the balances due to its President, Chris Giordano.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner-group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. Accrued interest on March 31, 2025 and December 31, 2024, amounted to $78,577 and $75,224, respectively.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. Accrued interest on March 31, 2025 and December 31, 2024 amounted to $40,193 and $39,568, respectively.

Related Party Loans

The Company received a loan from its’ CEO Paul Serbiak totaling $210,534. The loan has no stated annual interest rate, but the Company records interest at the annual rate of 3.5%. Accrued interest payable on March 31, 2025 and December 31, 2024 amounted to $73,134 and $71,291, respectively. The Company recorded interest expense of $1,842 during the three months ended March 31, 2025 and 2024, respectively.

Balances of all loans due to related parties as of March 31, 2025:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$78,577	$525,727
Convertible notes – Related party	50,000	40,193	90,193
Related Party Loans	210,533	73,134	283,667
Total Related Parties Loans	707,683	191,904	$899,587

Balances of all loans due to related parties as of December 31, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$75,224	$522,374
Convertible notes – Related party	50,000	39,568	89,568
Related Party Loans	210,533	71,292	281,825
Total Related Parties Loans	707,683	186,084	$893,767

On March 31, 2025, related party loans with a face value of $447,150 were in default.

On March 13, 2025, the Company entered into a Debt Exchange Agreements with each of Chris Giordano, our President and Director, and Paul Serbiak, our Chief Executive Officer and Director, pursuant to which they converted an aggregate of $2,000,000 in debt held by the Company. Under his Debt Exchange Agreement, Mr. Giordano shall convert up to a total of $1,500,000 in debt into fifty thousand nine hundred and ten (50,910) shares of our newly created Series E Preferred Stock, three hundred and fifty million (350,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of two hundred and twenty-seven thousand two hundred and nine ($227,209) United States dollars. Under his Debt Exchange Agreement, Mr. Serbiak shall convert up to a total of $500,000 in debt into twenty-nine thousand ninety (29,090) shares of our Series E Preferred Stock, thirty-five million (35,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of twenty-two thousand seven hundred and two ($22,702) United States dollars. As of March 31, 2025, the related share conversions under the terms of both Mr. Giordano’s and Mr. Serbiak’s Debt Exchange Agreements have not been executed.

Accrued Compensation

The Company had $676,252 and $588,751 in accrued compensation due to current and former management on March 31, 2025 and December 31, 2024, respectively. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President. During the three months ended March 31, 2025, the Company recorded compensation expense of $87,502.

During the three months ended March 31, 2025, and 2024 net cash repayments of $32,951 and $41,325, respectively, were paid related parties.

NOTE 8 – LEASES

The Company’s right-of-use assets under operating lease for an office premises expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of March 31, 2025 and December 31, 2024.

The company currently does not have any long-term operating lease. Our operating lease expenses amounted to $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2024 and December 31, 2023, are as follows:

	March 31,	December 31,
	2025	2024
Net operating loss carryforward	$40,772,534	$39,358,905
Effective tax rate	21%	21%
Deferred tax asset	8,562,232	8,265,370
Less: Valuation allowance	(8,562,232)	(8,265,370)
Net deferred asset	$-	$-

As of March 31, 2025, the Company had approximately $40 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of March 31, 2025 and December 31, 2024 for the following:

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

Potentially dilutive securities were comprised of the following:

	March 31,	December 31,
	2025	2024
Warrants	-	-
Options	-	-
Convertible notes payable, including accrued interest	982,780,188	1,286,698,780
	982,780,188	1,286,698,780

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

NOTE 13 – SUBSEQUENT EVENTS

The Company had evaluated subsequent events for recognition and disclosure as of May 15, 2025, when the financial statements were available to be issued.

As previously reported, on June 20, 2023, the Company signed an Asset Purchase Agreement with Goliath Motion Picture Promotions. Since execution, however, the fulfillment of the Asset Agreement has not been possible because the Assets could not be entirely conveyed to Buyer as intended by the parties.  Therefore, on May 10, 2024, the parties entered into an Amended Asset Purchase Agreement, to be effective as of December 31, 2023, to convert the purchase of Assets to a license to use those Assets for a period of 10 years in consideration for 100,000 shares of Series D Preferred Stock of the Company.

On April 29, 2025, the Company signed and closed a new Asset Purchase Agreement with Goliath Motion Picture Promotions to formally acquire the assets previously licensed. The terms of the Purchase Agreement provide for the Seller to exchange the 100,000 shares of Series D Preferred Stock for 100,000 shares of the Buyer’s newly established Series F Preferred Stock.

Upon the closing of the Purchase Agreement, the Company acquired various full-length motion pictures and serial television shows, (the “Assets”) which Maybacks Global Entertainment, a subsidiary of the Company, has already been utilizing under the previous license agreement and will continue to utilize

On April 7, 2025, but effective as of October 1, 2024, the Company and Chris Giordano, our President and Director, executed an Employment Agreement the (“Agreement”). Under the terms of the Agreement, the Company will compensate Chris Giordano for the duties performed by him as the Company’s President and Director by payment of a base salary of $350,000.00, payable in monthly installments, and Chris Giordano’s base salary will never be less than the base salary of the highest paid employee for the duration of the term of this Agreement. Subject to certain conditions as set forth in the Agreement, the Company will employ Chris Giordano for an initial three-year period beginning on October 1, 2024, and ending on September 30, 2027. The initial term shall be automatically renewed for an additional one year term, subject to certain conditions as specified in the Agreement.

Subsequent to March 31, 2025, the Company issued 7,629,205 shares of common stock.

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

On March 13, 2025, the Company entered into a Debt Exchange Agreements with each of Chris Giordano, our President and Director, and Paul Serbiak, our Chief Executive Officer and Director, pursuant to which they converted an aggregate of $2,000,000 in debt held by the Company. Under his Debt Exchange Agreement, Mr. Giordano shall convert up to a total of $1,500,000 in debt into fifty thousand nine hundred and ten (50,910) shares of our newly created Series E Preferred Stock, three hundred and fifty million (350,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of two hundred and twenty-seven thousand two hundred and nine ($227,209) United States dollars. Under his Debt Exchange Agreement, Mr. Serbiak shall convert up to a total of $500,000 in debt into twenty-nine thousand ninety (29,090) shares of our Series E Preferred Stock, thirty-five million (35,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of twenty-two thousand seven hundred and two ($22,702) United States dollars. As of March 31, 2025, the related share conversions under the terms of both Mr. Giordano’s and Mr. Serbiak’s Debt Exchange Agreements have not been executed.

The Authentic Heroes, Inc. subsidiary has patented technology that takes the original event worn apparel from an iconic individual and creates “Fan-wear” collectibles containing fibers from that original. All of the Fan-Wear items have an embedded QR Code that registers the items on our Blockchain for their provenance and immutability. During 2024, we entered into a license agreement with Tommy DeVito, Quarterback with the New York Giants Football Team, and we expect to launch the Authentic Heroes version of “Fan-Wear” at the start of the NFL 2025 pre-season. The company is also in license discussions with other athletes to further Authentic Heroes opportunities.

The Authentic Heroes subsidiary is also in the business of creating vinyl records for distribution into retail department stores and online sales and has pressed 150,000 vinyl records to date under the heading of “Old is Gold” Christmas. It is also the Company’s intention to expand the Old is Gold division and create a Holiday Season album for 2025 as well as “Theme Based” Vinyls, such as for Black History Month, for example, as well as other cultural holidays from our library of over 17,000 Master Recordings.

The Authentic Heroes subsidiary also has completed an NFT Platform on the Ethereum Blockchain capable of housing millions of NFTs. The NFT platform has minted 500,000 NFTs as part of free music NFT given away with its “Old is Gold” Christmas album. The NFT Mint Farm plans to start to market music NFTs once management has consulted with its advisors and determines that a regulatory pathway exists for this business line.

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

Maybacks is an Over the Air and platform driven television network. Maybacks has grown from a 25-channel network to a 42-channel network in the past year. With 42 channels, Maybacks broadcasts various programs that include movies, sports, serial television shows and live events. All of Maybacks’ programming is sourced from its own fully owned library. Maybacks generates revenue through the placement of insert advertisements, revenue share programs, Vast Tags as well as channel access fees and barter. Maybacks has grown from a network with 26 channels this time in 2024 to now 42 channels and growing for the same period this year

Maybacks has three full-time employees and outsources all if its logistics and broadcasting to a third party known as Wise DV.

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

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues during the quarter ended March 31, 2024, for the year ended December 31, 2024, and for the quarter ended March 31, 2025, and we are hopeful more advertising agreements are signed and more ad pressions sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 16, 2025.

On June 20, 2023, the Company signed an Asset Purchase Agreement with Goliath Motion Picture Promotions owned by Priscella Cooper (the “Seller”). Since execution, however, the fulfillment of the Asset Agreement has not been possible because the Assets could not be entirely conveyed to Buyer as intended by the parties.  Therefore, on May 10, 2024, the parties entered into an Amended Asset Purchase Agreement, to be effective as of December 31, 2023, to convert the purchase of Assets to a license to use those Assets for a period of 10 years in consideration for 100,000 shares of Series D Preferred Stock of the Company.

On April 29, 2025, the Company signed and closed a new Asset Purchase Agreement (the “Purchase Agreement”) with Goliath Motion Picture Promotions owned by Seller to formally acquire the assets previously licensed. In consideration therefore, the Purchase Agreement provides that the Seller shall exchange the 100,000 shares of Series D Preferred Stock for 100,000 shares of the Buyer’s newly established Series F Preferred Stock.

On the Closing Date, pursuant to the Purchase Agreement, the Company acquired various full-length motion pictures and serial television shows (the “Assets”). As a result of the Purchase Agreement and the acquisition of the Assets, the Company plans to market its television shows and movie library on both Over the Air and Streaming Platforms in conjunction with a comprehensive marketing effort to create both content and distribution partnerships.

Maybacks has already been utilizing the Assets under the previous license and will continue to utilize the Assets, now acquired, to further its business plan. Maybacks has Vast Tag ad driven “Rev-Share” partnerships with very large groups such as “Whale TV,” which controls through its Operating System over 41 million homes spread across 400 plus Smart TV manufacturers. In addition, Maybacks also has a rev share agreement with LIME X, another content global distribution platform, which has had over 100 million downloads of its streaming app. Maybacks expect to launch its Vast Tag ad programs with both entities in early May 2025.

As a result of now owning the Assets, Maybacks is now in the final stages of negotiations with HISENSE GROUP Ltd. for a Vast Tag ad partnership with their organization.

In addition, Maybacks is in the procedures and testing phase with another streaming industry player to distribute  content in conjunction with another Vast Tag ad partnership, which is expected to be driven by an additional multimillion-person subscriber audience.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $40,772,534 as of March 31, 2025, with a net working capital deficit of $6,679,251 and limited cash resources. The Company has several promissory notes in default, including convertible notes with face values of $1,441,304, secured promissory notes with face values of $92,061, related party promissory notes with face values of $1,255,977 and self-liquidating promissory notes of $134,583. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Our address is 55 Madison Ave STE 400, Morristown, NJ 07960. Our corporate website is https://authenticholdingsinc.com.

Results of Operations for the Three Months Ended March 31, 2025 and 2024.

Revenue

We earned revenue of $153,314 for the three months ended March 31, 2025, as compared with $40,240 for the three months ended March 31, 2024.

Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots. We expect to achieve increased revenues in future quarters from these efforts as well as the efforts discussed below.

Subsequent to the reporting period, we acquired the Assets from Goliath Motion Pictures Promotions for content distribution on the Maybacks Global Entertainment network.  The Goliath acquisition is expected to allow us to become both vertically and horizontally integrated and give Maybacks the ability to create several different revenue sources apart from ad revenue. We further expect Video on Demand will become part of the revenue model as a result of the acquisition, as well as the ability to monetize our content library in conjunction with other distributors of content. Our partnership with Whale TV is an example. Whale TV is an operating system developer whose OS is in over 400 different Smart TV manufacturers across 41 million plus homes. Our partnership with them allows us to distribute our content to their audience and split advertising revenue with 70% of such revenue remaining with Maybacks and the other 30% going to Whale TV.

Maybacks is also in negotiations with several other distributors of content as well as other content distributors looking to broadcast their own content on the Maybacks TV platform in exchange for a revenue sharing arrangement. Lastly, we will be soon creating Authentic Events Group, LLC for the distribution of several Pay-Per-View (“PPV”) events we have been offered and will be contracted with over the coming weeks. We believe that PPV is another solid revenue source for Maybacks since it owns its own proven “Live Stream” that is capable of streaming to extremely large audiences without the need for third party assistance or expense.

We have now completed the building of our NFT platform and are in the process of making certain that any of our future offerings are compliant with regulatory guidelines. We have already created our “test net” and will be ready to roll-out music NFTS coupled with vinyl albums as soon as the guidelines become lucidly clear.

Authentic Heroes, our patented “Fanwear” division, has signed a license with NFL Quarterback Tommy DeVito aka “Tommy Cutlets”. We are in the process of making samples that should be approved in the coming weeks and expect to release this commemorative collectible on our new E-Commerce site subsequent to NFL Mini Camp. We are also in discussions for licenses with several other Tier 1 athletes, which we anticipate will be signed subsequent to the Tommy DeVito rollout.

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

With the tariffs of 250%  being levied against merchandise imported from China we are taking a wait and see posture until the tariff matters are ameliorated or significantly reduced. In the interim we are speaking with major distributors of vinyl records as well as Big Box and Mass Merchandisers for a brand-new release for Holiday Season 2025 and beyond with most of our offerings of Vinyl being based around theme holidays or seasons such as Valentines Day, Mother’s Day etc. It is our intention to create a vinyl record business beyond any sales of the already created inventory through licensing or the purchasing of music assets. We currently hold an exclusive license on 17,000 Master Recording with Maestro Entertainment. We are currently in the process of expanding the license with them to include streaming and music NFTs.

The Company has recently signed a “Revenue Sharing Agreement” with LIME X a very large global distributor of content. They will be marketing our iDreamCTV app to their 100,000,000 plus download audience. We expect the launch of this platform in May of 2025.

Operating Expenses

Operating expenses increased from $245,358 for the three months ended March 31, 2024, to $417,684 for the three months ended March 31, 2025.

Overall, this increase resulted primarily from the amortization of license agreements we entered with Goliath, and to a lesser extent from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended March 31,
	2025	2024
General and Administrative	$242,718	$58,904
Depreciation and Amortization	140,715	136,143
Professional and Legal Fees	31,751	49,294
Research and Development	2,500	1,017
Total Operating Expenses	$417,684	$245,358

Operating expenses increased in the amount of $172,326 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

General and administrative expenses increased by $183,814 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase resulted primarily from increased royalty of $35,510 due under the terms of the Maybacks acquisition agreement and increased salary expense of $87,500. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President.

Depreciation and amortization increased by $4,572 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the amortization of the customer list related to the Maybacks acquisition and the license agreement executed with Goliath.

Professional and legal fees decreased by $17,543 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease of $8,000 in other consulting fees and a decrease in audit fees of $10,000.

Research and development decreased by $1,483 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Other Income (Expenses)

Other expenses were $1,112,014 for the three months ended March 31, 2025, compared to other expenses of $835,914 for the three months ended March 31, 2024. The increase of $276,100 resulted primarily from the increase in the loss on the change in the fair value of derivative liabilities.

Net Income (Loss)

We recorded a net loss of $1,413,629 for the three months ended March 31, 2025, compared to a net loss of $1,071,951 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets on March 31, 2025, contains certain of this debt that is in default, including convertible notes with face values of $1,441,304, secured promissory notes with face values of $92,061, related party promissory notes with face values of $1,255,977 and self-liquidating promissory notes of $134,583. At March 31, 2025, we have limited cash, a substantial working capital deficit, our revenues have only commenced in 2024 and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

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

The following is a summary of the cash and cash equivalents as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$2,744	$5,890	$(3,146)	53%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$45,982	$(67,847)
Net cash provided by (used in) investing activities	(5,000)	-
Net cash provided by (used in) financing activities	(44,128)	67,847
Net increase (decrease) in cash and cash equivalents	$(3,146)	$-

Operating activities

Net cash provided by our operating activities was $45,982 during the three months ended March 31, 2025 and consisted of the net loss of $1,413,629 offset by the non-cash items for the three months ended March 31, 2025, of $1,048,016 loss in change in fair value of derivative liabilities, bad debt expense of $15,373, losses on the conversion of note payable of $7,871, the amortization of debt discount of $1,209, and amortization of intangible assets of $139,314, and, the significant change in operating assets and liabilities were decreases in accounts receivable of $43,485, increases in accounts payable and accrued expenses of $149,425, and increases in accrued interest of $54,918.

Net cash used in operating activities was $67,847 during the three months ended March 31, 2024 and consisted of the net loss of $1,171,951 offset by the non-cash items for the three months ended March 31, 2024, of $779,967 change in change in fair value of derivative liabilities,  losses on the conversion of note payable of $85,090, the amortization of debt discount of $21,297, and a $136,143 in depreciation and amortization expenses. The significant change in operating assets and liabilities were increases in accounts payable and accrued expenses of $35,450 and increases in accrued interest of $59,070.

Investing Activities

During the three months ended March 31, 2025, the Company paid an advance on the acquisition of a license agreement in the amount of $5,000.

The Company did not use any funds for investing activities during the three months ended March 31, 2024.

Financing activities

Net cash provided in financing activities for the three months ended March 31, 2025, and 2024 was $(44,128) and $67,847, respectively, consisting of the following:

Three months ended March 31,	2025	2024

Proceeds from Unsecured loans	-	83,980
Proceeds from the issuance of Series Z Preferred Stock	15,000	-
Proceeds from convertible notes	-	25,000
Bank overdraft	322	(1,808)
Proceeds from Secured Promissory Notes	-	43,000
Repayment of advances from related parties	(32,950)	(41,325)
Repayment of Secured Promissory Notes	(10,500)	-
Repayment of Promissory Notes	-	(25,000)
Repayment of convertible notes	(16,000)	(16,000)
Net cash provided by (used in) financing activities	$(44,128)	$67,847

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have incurred losses since inception, resulting in accumulated deficits of $40,772,534 and $39,358,905 at March 31, 2025 and December 31, 2024, respectively, a working capital deficit of $6,679,251 and $5,324,664 as of March 31, 2025 and December 31, 2024, respectively, and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of March 31, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2024, filed with the SEC on April 16, 2025. The risks described in our Annual Report may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the three months ended March 31, 2025, the Company issued 9,838,450 shares of its common stock for the conversion of debt valued at $5,903.

During the three months ended March 31, 2024, the Company issued 129,516,484 shares of common shares for the conversion of debt and accrued interest of $32,874.

Stock Options

No stock options were issued during the three months ended March 31, 2025, and 2024. All stock options issued before 2021 were either exercised or expired.

Preferred Stock

During the three months ended March 31, 2025, the Company issued 600 shares of its Series Z Preferred Stock for net proceeds of $15,000.

During the three months ended March 31, 2024, the Company issued 3,200 shares of Series Z Preferred stock for proceeds of $79,980.

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

Item 3. Defaults Upon Senior Securities

Our current liabilities on our Condensed Consolidated Balance Sheets on March 31, 2025, contains certain of this debt that is in default, including convertible notes with face values of $1,441,304, secured promissory notes with face values of $92,061, related party promissory notes with face values of $1,255,977 and self-liquidating promissory notes of $134,583.

At March 31, 2025, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: May 15, 2025	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: May 15, 2025	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

