Form 10-Q
period 2025-06-30
Authentic Holdings, Inc.
filed 2025-08-19
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, there were 2,335,501,281 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,726	$5,890
Accounts receivable, net of allowance for doubtful accounts of $11,480 and $0 on June 30, 2025 and December 31, 2024, respectively	94,201	201,628
TOTAL CURRENT ASSETS	96,927	207,518

Intangible assets	10,811,698	4,284,185

TOTAL ASSETS	$10,908,625	$4,491,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$240	$-
Accounts payable and accrued liabilities	641,333	518,946
Accrued compensation	763,753	588,751
Unsecured notes and accrued interest payable	165,428	164,935
Convertible notes and accrued interest - net of debt discount	1,734,295	1,513,737
Convertible notes and accrued interest - related party	90,818	89,568
Secured Promissory Notes and Accrued Interest	89,040	102,061
Promissory note and accrued interest - related party	529,081	522,374
Derivative liabilities	1,449,801	1,137,119
Advances from related parties	443,335	479,533
Related party loans and accrued interest	285,509	281,825
Self Liquidating Promissory Notes	135,833	133,333
TOTAL CURRENT LIABILITIES	6,328,466	5,532,182

TOTAL LIABILITIES	6,328,466	5,532,182

STOCKHOLDER'S EQUITY (DEFICIENCY)
Preferred stock, Class B, $0.001 par value, 1,000,000 shares and authorized, 400,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	400	400
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 0 and 100,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	100
Preferred stock, Class F, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	100	-
Preferred stock, Class Z, 6,042 and 5,442 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6	6
Common stock $0.001 par value, 2,500,000,000 shares authorized, 2,332,501,281 and 2,262,255,848 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,332,502	2,262,256
Common stock issuable	52,200	52,200
Additional paid-in capital	42,577,894	36,003,364
Accumulated deficit	(40,383,043)	(39,358,905)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,580,159	(1,040,479)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$10,908,625	$4,491,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$97,163	$27,332	$250,477	$67,572
Cost of revenues	34,845	11,500	72,090	42,419
Gross Profit	62,318	15,832	178,387	25,153

Operating Expenses
General and administrative	252,517	65,220	495,235	124,124
Depreciation and Amortization	48,722	136,648	189,437	272,791
Professional and Legal Fees	20,888	4,500	52,639	53,794
Research and Development	19,250	-	21,750	1,017
Total Operating Expenses	341,377	206,368	759,061	451,726

Income/(Loss) from Operations	(279,059)	(190,536)	(580,674)	(426,573)

Other Income/(Expense) - Net
Income (loss) on change in fair value of derivative liabilities	735,333	1,219,482	(312,683)	439,515
Gain/(Loss) on settlement of notes	(350)	(40,010)	(8,221)	(12,187)
Interest expense and financing costs	(60,612)	(63,650)	(110,918)	(141,599)
Interest expense - related parties	(5,821)	(5,196)	(11,642)	(11,017)
Total Other Income/(Expense) - Net	668,550	1,110,626	(443,464)	274,712

Net Income (Loss)	$389,491	$920,090	$(1,024,138)	$(151,861)

Weighted Average common stock outstanding	2,277,802,269	2,152,684,652	2,275,543,379	2,097,234,858

Earnings (loss) per share	$0.000	$0.000	$(0.000)	$(0.000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Deficiency
For the six months ended June 30, 2025 and 2024
(Unaudited)

	Series B		Series C		Series D		Series F		Series Z
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2024	400,000	$400	100,000	$100	100,000	$100.00	-	$-	5,442	$6.00	2,262,255,848	$2,262,256	$52,200	$36,003,364	$(39,358,905)	$(1,040,479)
Issuance of shares for conversion of notes	-	-	-	-	-	-			-	-	17,467,655	17,468	-	4,087	-	$21,555
Note conversion														(104,046)		$(104,046)
Shares issued for cash	-	-	-	-	-	-			600	-	-	-	-	15,000	-	$15,000
Acquisition of Goliath movie library					(100,000)	(100)	100,000	100						6,706,667		$6,706,667
Shares issued as collateral	-	-	-	-	-	-			-	-	31,000,000	31,000	-	(31,000)	-	$-
Debt issuance cost											4,000,000	4,000		1,600		$5,600
Shares issued in connection with non-cash securities purchase											17,777,778	17,778		(17,778)		$-
Net loss	-	-	-	-	-	-			-	-	-	-	-		(1,024,138)	$(1,024,138)
Balance June 30, 2025	400,000	$400	100,000	$100	-	$-	100,000	$100.00	6,042	$6.00	2,332,501,281	$2,332,502	$52,200	$42,577,894	$(40,383,043)	$4,580,159

	Series B		Series C		Series D		Series F		Series Z
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	-	$-	2,024,420,237	$2,024,420	$16,500	$35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-			-	-	-	-	-	(200)	-	-
Issuance of shares for conversion of notes	-	-	-	-	-	-			-	-	215,653,484	215,653	-	(4,690)	-	210,963
Shares issued for cash	-	-	-	-	-	-			3,620	4	-	-	-	90,476	-	90,480
Net loss	-	-	-	-	-	-			-	-	-	-	-		(151,861)	(151,861)
Balance June 30, 2024	400,000	$400	100,000	$100	100,000	$100.00	-	$-	3,620	$4.00	2,240,073,721	$2,240,073	$16,500	$35,877,496	$(38,190,629)	$(55,956)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Deficiency
For the three months ended June 30, 2025 and 2024
(Unaudited)

	Series B		Series C		Series D		Series F		Series Z
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance April 1, 2025	400,000	$400	100,000	$100	100,000	$100.00	-	$-	6,042	$6.00	2,272,094,298	$2,272,095	$52,200	35,918,253	$(40,772,534)	$(2,529,380)
Issuance of shares for conversion of notes	-	-	-	-	-	-			-	-	7,629,205	7,629	-	152	-	$7,781
Acquisition of Goliath movie library					(100,000)	(100)	100,000	100						6,706,667		$6,706,667
Shares issued as collateral	-	-	-	-	-	-			-	-	31,000,000	31,000	-	(31,000)	-	$-
Debt issuance cost											4,000,000	4,000		1,600		$5,600
Shares issued in connection with non-cash Securities purchase											17,777,778	17,778		(17,778)		$-
Net loss	-	-	-	-	-	-			-	-	-	-	-		389,491	$389,491
Balance June 30, 2025	400,000	$400	100,000	$100	-	$-	100,000	$100.00	6,042	$6.00	2,332,501,281	$2,332,502	$52,200	42,577,894	$(40,383,043)	$4,580,159

	Series B		Series C		Series D		Series F		Series Z
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance April 1, 2024	400,000	$400	100,000	$100	100,000	$100.00	-	$-	3,200	$3.00	2,153,936,721	$2,153,936	$16,500	$35,801,923	$(39,110,719)	$(1,137,757)
Issuance of shares for conversion of notes	-	-	-	-	-	-			-	-	86,137,000	86,137	-	65,074	-	$151,211
Stocks issued for cash	-	-	-	-	-	-			420	1	-	-	-	10,499	-	$10,500
Net loss	-	-	-	-	-	-			-	-	-	-	-		920,090	$920,090
Balance June 30, 2024	400,000	$400	100,000	$100	100,000	$100.00	-	$-	3,620	$4.00	2,240,073,721	$2,240,073	$16,500	$35,877,496	$(38,190,629)	$(55,956)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,024,138)	$(151,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	11,480	-
Change in fair value of derivative liabilities	312,682	(513,203)
Change in derivative liability - conversion of convertible debt	-	73,688
Loss/(Gain) on conversion of convertible debt	8,221	61,071
Amortization of debt discount	1,709	38,157
Depreciation - Property and equipment	-	21,567
Amortization - Intangible assets	185,554	251,224
Changes in operating assets and liabilities:
Accounts receivable	95,947	-
Accounts payable and accrued expenses	297,388	49,574
Accrued interest	115,251	49,667
Net cash provided by (used in) operating activities	$4,094	$(120,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance on acquisition of License	(5,000)	-
Acquisition of Website	(1,400)	-
Net cash used in investing activities	$(6,400)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	240	(1,626)
Proceeds from Series Z Preferred Stock	15,000	-
Proceeds from advances from related parties	20,000	14,831
Proceeds from promissory notes	-	90,480
Proceeds from secured promissory notes	-	72,500
Repayment from secured promissory notes	(14,000)	-
Proceeds from convertible notes, net of cash discounts	50,000	100,000
Repayments of advances from related parties	(56,198)	(68,819)
Repayment of promissory Notes	(2,000)	(42,500)
Repayment of convertible notes	(19,500)	(44,750)
Debt issuance cost	5,600	-
Net cash provided by (used in) financing activities	$(858)	$120,116

Net (decrease) increase in cash	$(3,164)	-
Cash and cash equivalents, beginning of period	5,890	-
Cash and cash equivalents , end of period	$2,726	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$21,555	$210,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On June 20, 2023, the Company closed the License Agreement with Goliath Motion Picture Promotions, where the Company acquired the licensing rights various full-length motion pictures and serial television shows for a period of 10 years. On April 29, 2025, the Company signed and closed an Asset Purchase Agreement with Goliath Motion Picture Promotions and formally acquire the assets previously licensed. The Company plans to “tokenize” all the titles, namely 14,000 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own TV Network known as Maybacks Global Entertainment.

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We have incurred losses since inception, resulting in accumulated deficits of $40,383,043 and $39,358,905 on June 30, 2025 and December 31, 2024, respectively; a working capital deficit of $6,231,539 and $5,324,664 as of June 30, 2025 and December 31, 2024, respectively; and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Advances

Advances were provided to Inventel Products LLC for the production of vinyl records that were to be sold through the Company’s joint venture. During 2024, Company management has determined that the advances were uncollectible and has charged Other Expense in its statement of operations as reported for the year ended December 31, 2024.

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

Depreciation expenses amounted to $0 and $21,567 for the six months ended June 30, 2025 and 2024, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months that ended June 30, 2025, and during the year ended December 31, 2024, no impairment losses have been identified.

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

On June 20, 2023, the Company signed an Asset Purchase Agreement with Goliath Motion Picture Promotions. Since execution, however, the fulfillment of the Asset Agreement had not been possible because the Assets could not be entirely conveyed to Buyer as intended by the parties.  Therefore, on May 10, 2024, the parties entered into an Amended Asset Purchase Agreement, to be effective as of December 31, 2023, to convert the purchase of Assets to a license to use those Assets for a period of 10 years in consideration for 100,000 shares of Series D Preferred Stock of the Company.

On April 29, 2025, the Company signed and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Goliath Motion Picture Promotions to formally acquire the assets previously licensed. In consideration therefore, the Purchase Agreement provided that the Goliath shall exchange its 100,000 shares of Series D Preferred Stock for 100,000 shares of the Company’s newly established Series F Preferred Stock.

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

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company evaluated whether the acquired group of assets and liabilities (the acquired set) meets the definition of a business. If so, the transaction is accounted for as a business combination; if not, it must be accounted for as an asset acquisition or recapitalization. The Company assessed the following:

•	Whether substantially all the value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and
•	Whether the acquired set includes the required elements of a business under the framework in ASC 805

As the entire asset purchase was a single asset, the Goliath Motion Picture Library, the Company concluded that the acquisition was an asset acquisition.

Under ASC 805-50, Asset acquisitions shall be recorded at the cost to the acquiring entity.  As the consideration given by the Company was preferred stock, and thus not cash, the cost of the acquisition is the fair value of the preferred stock consideration.

The Company has determined the value of the consideration paid for the Assets to be $10,790,000,

The following table sets forth the amortization for the intangible assets on June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Goliath movie library	$10,790,000	$-
License agreement - Goliath	-	5,000,000
License agreement - John Legend	5,000	-
License agreement - Salci Sports	15,000	15,000
Customer lists	7,000	7,000
Patent	12,406	12,406
Websites	13,090	11,690
Royalties	125,000	125,000
	10,967,496	5,171,096
Less accumulated amortization	(155,798)	(886,911)
	$10,811,698	$4,284,185

During the six months ended June 30, 2025, the Company entered into a license agreement with John Legend for a cash payment of $5,000, and, incurred $1,400 in cash payments for website buildout costs.

During 2024, the Company entered into a license agreement with the Salci Sports and Entertainment Group for a cash payment of $15,000 and acquired a website from Authentic Heroes for a cash payment of $1,000.

Amortization expense amounted to $185,554 and $251,224 during six months ended June 30, 2025 and 2024, respectively. The Goliath Movie Library assets are not being depreciated or amortized.

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

The Company recorded revenue of $250,477 and $67,527 during the six months ended June 30, 2025 and 2024, respectively.

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

On June 30, 2025 and December 31, 2024, the Company’s accounts receivable balances totaled $94,201 and $201,628, respectively. During the six months ended June 30, 2025, the Company recorded an allowance for bad debts of $11,480.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment had to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the six months ended June 30, 2025 and 2024, the Company incurred $0 and $0 for stock-based compensation, respectively.

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

Level 2—Significant other observable inputs that observable market data can corroborate; and

Level 3—Significant unobservable inputs that observable market data cannot corroborate.

The following table summarizes fair value measurements by level on June 30, 2025 and December 31, 2024, measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,449,801	$1,449,801

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,137,119	$1,137,119

The Concentration of Credit Risk

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturity or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On June 30, 2025, and December 31, 2024, the Company had no amounts above the FDIC limit.

New Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis.

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company has adopted this ASU and has included the required disclosures within these financial statements. See Note12, Segment Reporting for additional information.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Preferred Stock

Series B Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference, any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends.  On June 30, 2025 and December 31, 2024, there were 400,000 and 400,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On June 30, 2025 and December 31, 2024, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

On April 29, 2025, the Company signed and closed an Asset Purchase Agreement with Goliath Motion Picture Promotions to formally acquire the assets previously licensed. In consideration therefore, the Purchase Agreement provided that the Goliath shall exchange its 100,000 shares of Series D Preferred Stock for 100,000 shares of the Company’s newly established Series F Preferred Stock.

On June 30, 2025 and December 31, 2024, there were 0 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

Series F Preferred Stock

On May 1, 2025, the Board of Directors created, out of the available shares of preferred stock, par value $0.001 per share, a series of preferred stock known as “Series F Preferred Stock” consisting of 100,000 shares.

Under the terms of the Certificate of Designation for the Series F Preferred Stock, the Series F Preferred shares, among other terms and conditions, shall:

(i)	not accrue nor pay dividends except as declared by the board of directors in their sole discretion.
(ii)	The Series F Preferred Stock shall not have voting rights except as it pertains to altering the rights associated with the Series F Preferred Stock.
(iii)

The Series F Preferred Stock shall have a stated value of $110 (the “Stated Value”) for each share of Series F Preferred Stock before any distribution or payment shall be made to the holders of any common stock, Series B Preferred Stock or Series C Preferred Stock, but after any distribution or payment on account of the Series D Preferred Stock and the Series E Preferred Stock, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series F Preferred stock, after payment to the Series D Preferred Stock and Series E Preferred Stock, shall be ratably distributed among them in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full (the “Liquidation Preference”). The Liquidation Preference is payable after all indebtedness of the Corporation.

(iv)	The holders of Series F Preferred Stock shall convert their shares into common stock as follows:
a.

Each share of Series F Preferred Stock shall be convertible, at any time after three years of the Original Issue Date or immediately in the event of a Change in Control at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in Section 5(f)) determined by dividing the Stated Value of such share of Series F Preferred Stock by the Conversion Price.

b.	The conversion price (the "Conversion Price") shall equal the closing price of the Corporation’s stock on the Conversion Date.

On June 30, 2025 and December 31, 2024, there were 100,000 and 0 shares of Series F Preferred Stock issued and outstanding, respectively.

“Series Z Preferred Stock”

Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in their sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

On June 30, 2025 and December 31, 2024, there were 6,042 and 5,442 shares of Series Z Preferred Stock issued and outstanding, respectively. During the six months ended June 30, 2025, the Company issued 600 shares of Series Z preferred shares for net proceeds of $15,000. During six months ended June 30, 2024, the Company issued 3,620 shares of Series Z preferred shares for net proceeds of $90,480.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 2,332,501,281, and 2,262,255,848 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the six months ended June 30, 2025, the Company issued 70,245,433 common shares for the following reasons:

Issuance of shares for conversion of debt	17,467,655	$21,555
Shares issued as collateral	31,000,000	$31,000
Debt issuance cost	4,000,000	$5,600
Shares issued in connection with non-cash securities purchase	17,777,778	$-
Total	70,245,433	$70,155.00

During the six months ended June 30, 2024, the Company issued 215,653,484 common shares for conversion of debt valued at $161,336.

Common Stock Issuable

As of June 30, 2025 and December 31, 2024, the Company had 52,200,000 and 52,200,000 shares of its $0.001 par value common stock to be issued, respectively.

Stock Options

There were no stock options issued by the Company during the six months ended June 30, 2025 and 2024, respectively. All stock options issued before 2021 were either exercised or expired.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

The Company’s unsecured notes consist of various notes accruing interest at 5% per annum. All of the Company’s unsecured notes payable are currently in default. The following summarizes the Company’s unsecured notes payable and accrued interest as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Unsecured notes payable	$99,700	$99,700
Repayments	(2,000)	-
Accrued interest	67,728	65,235
	$165,428	$164,935

Convertible Notes Payable

As of June 30, 2025 and December 31, 2024, the face value of the Company’s convertible notes outstanding, including accrued interest payable, totaled $1,734,295 and $1,513,737, respectively.

	June 30,	December 31,
	2025	2024
Principal balances	$1,073,963	$1,044,313
Discount	(5,500)	(1,209)
Accrued interest	665,832	470,633
	$1,734,295	$1,513,737

During the six months ended June 30, 2025, the Company issued 17,467,655 shares of its common stock for the conversion of debt valued at $21,555. During the six months ended June 30, 2024, the Company issued 215,653,484 common shares for conversion of debt valued at $161,336.

During the six months ended June 30, 2025, the Company received proceeds of $50,000 from a convertible note, net of an original issue discount of $6,000 and maturing in 2026.  The note bears interest 12%, with a penalty rate of 24%.  This note is not convertible, unless the note is in default, and then at a fixed conversion price of $0.0016, unless the Company’s stock trades below $0.0013 for three consecutive days, then the fixed conversion price shall be $0.0009.

During the six months ended June 30, 2024, the Company received proceeds of $50,000 from two convertible promissory notes, maturing in 2026. The notes bear interest of 18%, with a penalty rate of 25%. These notes are convertible at a fixed conversion price of $0.0005.  Thes agreements include royalty agreements for Maybacks, wherein the Company agrees to pay 2.50% of gross sales.  During the six months ended June 30, 2025 and 2024, the Company recognized $12,524 and $3,379 in accrued royalties, respectively.

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

On June 30, 2025, convertible notes with face values of $1,542,827 were in default.

Secured Promissory Notes

The following table summarizes notes that are secured by the assets of the Company:

	June 30,	December 31,
	2025	2024
Principal balances	$99,000	$116,500
Accrued Interest	4,040	3,061
Repayments	(14,000)	(17,500)
	$89,040	$102,061

During 2024, the Company entered into two secured promissory notes totaling $76,500.  The notes do not bear interest and no stated maturity date. During the six months ended June 30, 2025, the Company repaid $14,000 of the principal amounts due on these notes.

On June 30, 2023, the Company entered into a secured promissory note for $40,000.  The note bears interest at 5% per annum and was due on December 31, 2023.  The maturity date was subsequently extended to October 4, 2025.  The Company granted a security interest in all its assets to the noteholder.

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%. The following summarizes these notes:

	June 30,	December 31,
	2025	2024
Principal balances	$100,000	$100,000
Accrued Interest	35,833	33,333
	$135,833	$133,333

During the six months ended June 30,2024, self-liquidating promissory notes of $50,000 were exchanged for a royalty agreement, wherein the holder will receive a royalty of 5% of net sales of Maybacks.

On June 30, 2025, the remaining $100,000 in self-liquidating notes were in default.

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

The following table summarizes the derivative liabilities included in the balance sheet on June 30, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2024	$1,137,119
Net Loss (gain) on change in fair value of the derivative	312,682
Balance - June 30, 2025	$1,449,801

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

As a result of the Purchase Agreement and the acquisition of the Assets, the Company plans to “tokenize” all the titles, namely 15,439 plus full-length motion pictures and serial television shows. The Company is currently using the non-tokenized library for content distribution on its own Maybacks TV Network.

On April 29, 2025, the Company signed and closed an Asset Purchase Agreement with Goliath Motion Picture Promotions to formally acquire the assets previously licensed. In consideration therefore, the Purchase Agreement provided that the Goliath shall exchange its 100,000 shares of Series D Preferred Stock for 100,000 shares of the Company’s newly established Series F Preferred Stock.

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

The Company has determined the value of the consideration paid for the Assets to be $10,790,000.

Estimated future amortization for the above acquisitions are as follows:

Maybacks
Customers
2025	$350
2026	700
2027	700
2028	700
2029	700
3,150
Thereafter	2,450
$5,600

NOTE 7 – RELATED PARTY TRANSACTIONS

On June 30, 2025 and December 31, 2024, the Company had accumulated balances due its President, Chris Giordano and its CEO, Paul Serbiak in the amounts of $443,335 and $479,533, respectively. During the six months ended June 30, 2025, the Company repaid $56,198 and proceeds of $20,000 were received from its President, Chris Giordano.

During the six months ended June 30, 2024, net cash repayments of $53,988 and proceeds of $33,888 respectively were received from related parties for operating expenses.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner-group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. Accrued interest on June 30, 2025 and December 31, 2024, amounted to $81,931 and $75,224, respectively.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. Accrued interest on June 30, 2025 and December 31, 2024 amounted to $40,818 and $39,568, respectively.

Related Party Loans

The Company received a loan from its’ CEO Paul Serbiak totaling $210,534. The loan has no stated annual interest rate, but the Company records interest at the annual rate of 3.5%. Accrued interest payable on June 30, 2025 and December 31, 2024 amounted to $74,976 and $71,291, respectively. The Company recorded interest expense of $3,685 during the three months ended June 30, 2025 and 2024, respectively.

Balances of all loans due to related parties as of June 30, 2025:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$81,931	$529,081
Convertible notes – Related party	50,000	40,818	90,818
Related Party Loans	210,534	74,975	285,509
Total Related Parties Loans	707,684	197,724	$905,408

Balances of all loans due to related parties as of December 31, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$75,224	$522,374
Convertible notes – Related party	50,000	39,568	89,568
Related Party Loans	210,533	71,292	281,825
Total Related Parties Loans	707,683	186,084	$893,767

On June 30, 2025, related party loans with a face value of $497,150 were in default.

On March 13, 2025, the Company entered into a Debt Exchange Agreements with each of Chris Giordano, our President and Director, and Paul Serbiak, our Chief Executive Officer and Director, pursuant to which they converted an aggregate of $2,000,000 in debt held by the Company. Under his Debt Exchange Agreement, Mr. Giordano shall convert up to a total of $1,500,000 in debt into fifty thousand nine hundred and ten (50,910) shares of our newly created Series E Preferred Stock, three hundred and fifty million (350,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of two hundred and twenty-seven thousand two hundred and nine ($227,209) United States dollars. Under his Debt Exchange Agreement, Mr. Serbiak shall convert up to a total of $500,000 in debt into twenty-nine thousand ninety (29,090) shares of our Series E Preferred Stock, thirty-five million (35,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of twenty-two thousand seven hundred and two ($22,702) United States dollars. As of June 30, 2025, the related share conversions under the terms of both Mr. Giordano’s and Mr. Serbiak’s Debt Exchange Agreements have not been executed.

Accrued Compensation

The Company had $763,753 and $588,751 in accrued compensation due to current and former management on June 30, 2025 and December 31, 2024, respectively. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President. During the six months ended June 30, 2025, the Company recorded compensation expense of $175,002.

NOTE 8 – LEASES

The Company’s right-of-use assets under operating lease for an office premises expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of June 30, 2025 and December 31, 2024.

The Company currently does not have any long-term operating lease. Our operating lease expenses amounted to $0 and $0 for the three months ended June 30, 2025 and 2024, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2025 and December 31, 2024, are as follows:

	June 30,	December 31,
	2025	2024
Net operating loss carryforward	$40,383,043	$39,358,905
Effective tax rate	21%	21%
Deferred tax asset	8,480,439	8,265,370
Less: Valuation allowance	(8,480,439)	(8,265,370)
Net deferred asset	$-	$-

As of June 30, 2025, the Company had approximately $40 million in net operating losses (“NOLs”) that may be available to offset future taxable income. The NOLs will begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of June 30, 2025 and December 31, 2024 for the following:

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

On December 30, 2016 we entered into an employment agreement with Paul Serbiak, our CEO and Treasurer, wherein Mr. Serbiak will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, the base salary for Mr. Serbiak shall initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. Moreover, Mr. Serbiak’s contract provides for a minimum annual bonus of thirty percent (30%) of his base salary but gives the Company the discretion to award an annual bonus of up to three hundred percent (300%) of his base salary. As a signing bonus, Mr. Serbiak received 1,500,000 options to purchase shares of the Company’s common stock that are exercisable for a period of ten years at the market close price on December 31, 2016. In addition, Mr. Serbiak’s contract provides for up to ten incentive stock option awards of 1% of the shares of common stock outstanding $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

On February 14, 2017, we entered into an employment agreement with Christopher Giordano, our President, wherein Mr. Giordano will begin to earn a salary upon our company receiving funding from a potential private placement, while also being granted both vested and incentive-based stock options. Specifically, his salary shall not be earned or payable until such time that the Company raises at least $2,000,000 in a private placement. The base salary for Mr. Giordano was initially be set at $90,000 per year but has the potential to incrementally increase up to $200,000 per year based on the Company achieving certain revenue goals. In October 2024, the Company increased Mr. Giordano’s annual salary to $350,000. Moreover, Mr. Giordano’s contract provides for a minimum annual bonus of thirty percent (30%) of his base salary but gives the Company the discretion to award an annual bonus of up to two hundred percent (200%) of his base salary. As a signing bonus, Mr. Giordano received 250,000 options to purchase shares of the Company’s common stock that are exercisable for a period of five years at a strike price of $0.50 per share. In addition, Mr. Giordano’s contract provides for up to ten incentive stock option awards of 0.75% of the shares of common stock outstanding per $1,000,000 in net income received by the Company over the next ten years. Such options would be exercisable at the closing bid price for the ten days preceding the Company’s achievement of each award milestone.

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

Potentially dilutive securities were comprised of the following:

	June 30,	December 31,
	2025	2024
Warrants	-	-
Options	-	-
Convertible notes payable, including accrued interest	1,185,342,538	1,286,698,780
	1,185,342,538	1,286,698,780

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure as of August 18, 2025, when the financial statements were available to be issued.

Subsequent to June 30, 2025, the Company issued 3,000,000 shares of its common stock for a conversion of debt.

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

Maybacks and Goliath

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

Maybacks is an Over the Air and platform driven television network. Maybacks has grown from a 25-channel network to a 42-channel network in the past year. With 42 channels, Maybacks broadcasts various programs that include movies, sports, serial television shows and live events. All of Maybacks’ programming is sourced from its own fully owned library. Maybacks generates revenue through the placement of insert advertisements, revenue share programs, Vast Tags as well as channel access fees and barter. Maybacks has grown from a network with 26 channels this time in 2024 to now 42 channels and is growing for the same period this year

Maybacks has three full-time employees and outsources all if its logistics and broadcasting to a third party known as Wise DV.

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

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues starting in the quarter ended June 30, 2024, and continuing through the quarter ended June 30, 2025, and we are hopeful more advertising agreements are signed and more ad pressions are sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 16, 2025.

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

On April 29, 2025, the Company signed and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Goliath Motion Picture Promotions to formally acquire the assets previously licensed. In consideration therefore, the Purchase Agreement provided that the Goliath shall exchange its 100,000 shares of Series D Preferred Stock for 100,000 shares of the Company’s newly established Series F Preferred Stock.

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

Maybacks has already been utilizing the Assets under the previous license and will continue to utilize the Assets, now acquired, to further its business plan. Maybacks has Vast Tag ad driven “Rev-Share” partnerships with very large groups such as “Whale TV,” which controls through its Operating System over 41 million homes spread across 400 plus Smart TV manufacturers. In addition, Maybacks also has a rev share agreement with LIME X, another content global distribution platform, which has had over 100 million downloads of its streaming app. Maybacks expect to launch its Vast Tag ad programs with both entities in late 2025.

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

Authentic Heros

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

AHI has patented technology that takes the original event worn apparel from an iconic individual and creates “Fan-wear” collectibles containing fibers from that original. All of the Fan-Wear items have an embedded QR Code that registers the items on our Blockchain for their provenance and immutability. During 2024, we entered into a license agreement with Tommy DeVito, Quarterback with the New York Giants Football Team, and we expect to launch the Authentic Heroes version of “Fan-Wear” at the start of the NFL 2025 season. The company is also in licensing discussions with other athletes to further Authentic Heroes opportunities.

The Authentic Heroes subsidiary is also in the business of creating vinyl records for distribution into retail department stores and online sales and has pressed 150,000 vinyl records to date under the heading of “Old is Gold” Christmas. It is also the Company’s intention to expand the Old is Gold division and create a Holiday Season album for 2025 as well as “Theme Based” Vinyl’s, such as for Black History Month, for example, as well as other cultural holidays from our library of over 17,000 Master Recordings.

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

Going Concern Considerations

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $40,383,043 as of June 30, 2025, with a net working capital deficit of $6,231,539 and limited cash resources. The Company has several promissory notes in default, including convertible notes with face values of $1,542,827, related party promissory notes with face values of $497,150 and self-liquidating promissory notes of $135,833. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

The Company's ability to continue as a going concern depends on its ability to repay or settle its current indebtedness, generate positive cash flow, and raise capital through equity and debt financing or other means on favorable terms. If the Company cannot obtain additional funds when required or on favorable terms, management may be necessary to restructure the Company or cease operations.

The Company has never declared bankruptcy or been in receivership. The Company has earned minimal revenues and has limited cash on hand. The Company has sustained losses since inception and has primarily relied upon the sale of its securities and loans, secured and unsecured, from related parties and outside parties for funding.

Our address is 50 Division Street Somerset NJ 08873. Our corporate website is https://authenticholdingsinc.com. The information contained in our website is not made part of or incorporated into this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024.

Revenue

We earned revenue of $97,163 for the three months ended June 30, 2025, as compared with $27,332 for the three months ended June 30, 2024. We earned revenue of $250,477 for the six months ended June 30, 2025, as compared with $67,572 for the six months ended June 30, 2024.

Maybacks continues to enter into agreements to expand the markets for its movie and TV programming and agreements for advertising spots. We expect to achieve increased revenues in future quarters from these efforts as well as the efforts discussed below.

During the reporting period, we acquired the Assets from Goliath Motion Pictures Promotions for content distribution on the Maybacks Global Entertainment network.  The Goliath acquisition is expected to allow us to become both vertically and horizontally integrated and give Maybacks the ability to create several different revenue sources apart from ad revenue. We further expect Video on Demand will become part of the revenue model as a result of the acquisition, as well as the ability to monetize our content library in conjunction with other distributors of content. Our partnership with Whale TV is an example. Whale TV is an operating system developer whose OS is in over 400 different Smart TV manufacturers across 41 million plus homes. Our partnership with them allows us to distribute our content to their audience and split advertising revenue with 70% of such revenue remaining with Maybacks and the other 30% going to Whale TV.

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

Authentic Heroes, our patented “Fanwear” division, has signed a license with NFL Quarterback Tommy DeVito aka “Tommy Cutlets.” We expect to launch the Authentic Heroes version of “Fan-Wear” at the start of the NFL 2025 season. We are also in discussions for licenses with several other Tier 1 athletes, which we anticipate will be signed subsequent to the Tommy DeVito rollout.

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

The Company has recently signed a “Revenue Sharing Agreement” with LIME X a very large global distributor of content. They will be marketing our iDreamCTV app to their 100,000,000 plus download audience. We expect the launch of this platform in late 2025.

On June 6th the Company’s Maybacks subsidiary signed an agreement with Plex to integrate its networks into a global distribution model utilizing AVOD (Advertising Video On Demand). Through this agreement, Maybacks will provide premium AVOD content for distribution on Plex's FAST (Free Ad-supported Streaming TV) channels, as well as on-demand streaming.

On June 18th the Company signed an agreement with Swerve TV. The partnership's first event, was a live stream of the legendary "Ring of Combat" promotion from the Tropicana in Atlantic City which exceeded viewership expectations and generated a significant social media buzz, powerfully demonstrating the value of placing premier content on Swerve TV's massive distribution platform. Swerve TV's channels are accessible in 80% of U.S. and Canadian homes and reach an audience of over 5 million combat sports fans. The next live streaming Ring of Combat event ROC 87 event will be held on Friday September 19th 2025 and will be broadcast on both TOROTV.net and SWERVE TV

Operating Expenses

Operating expenses increased from $206,368 for the three months ended June 30, 2024, to $341,377 for the three months ended June 30, 2025. Operating expenses increased from $451,726 for the six months ended June 30, 2024, to $759,061 for the six months ended June 30, 2025.

Overall, this increase resulted primarily from the amortization of license agreements we entered with Goliath, and to a lesser extent from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Expenses	2025	2024	2025	2024
General and administrative	$252,517	$65,220	$495,235	$124,124
Depreciation and Amortization	48,722	136,648	189,437	272,791
Professional and Legal Fees	20,888	4,500	52,639	53,794
Research and Development	19,250	-	21,750	1,017
Total Operating Expenses	$341,377	$206,368	$759,061	$451,726

Operating expenses increased in the amount of $135,009 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

General and administrative expenses increased by $187,297 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase resulted primarily from increased royalty of $13,832 due under the terms of the Maybacks acquisition agreement, increased salary expense of $87,501, and increased sponsorships of $55,000. General and administrative expenses increased by $371,111 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase resulted primarily from increased royalty of $49,342 due under the terms of the Maybacks acquisition agreement, increased salary expense of $175,002, and increased sponsorships of $55,000. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President.

Depreciation and amortization decreased by $87,926 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Depreciation and amortization decreased by $83,354 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to the Company’s purchase of various full-length motion pictures and serial television shows (the “Assets”) that had been previously licensed from Goliath. The purchased assets are not being depreciated or amortized.

Professional and legal fees increased by $16,388 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Professional and legal fees decreased by $1,155 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase during the three months ended June 30, 2025, compared to the three months ended June 30, 2024 was primarily due to an increase of $11,137 in legal fees.

Research and development increased by $19,250 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Research and development increased by $20,733 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase during both periods was primarily due to an increase of $19,100 in NTF Platform fees.

Other Income (Expenses)

Other income totaled $668,550 for the three months ended June 30, 2025, compared to other income of $1,110,626 for the three months ended June 30, 2024. Other expenses totaled $443,464 for the six months ended June 30, 2025, compared to other income of $274,712 for the six months ended June 30, 2024. The increases and decreases in other income and other expenses during both periods in 2025 primarily resulted from the change in the fair value of derivative liabilities.

Net Income (Loss)

We recorded net income of $389,491 for the three months ended June 30, 2025, compared to net income of $920,090 for the three months ended June 30, 2024.  We recorded a net loss of $1,024,138 for the six months ended June 30, 2025, compared to a net loss of $151,861 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets on June 30, 2025, contains certain debt that is in default, including convertible notes with face values of $1,542,827, related party promissory notes with face values of $497,150 and self-liquidating promissory notes of $135,833. On June 30, 2025, we have limited cash, a substantial working capital deficit, our revenues have only commenced in 2024, and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

Based upon the current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired, and we could go out of business. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The following is a summary of the cash and cash equivalents as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$2,726	$5,890	$(3,164)	(0.54)%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$4,094	$(120,116)
Net cash provided by (used in) investing activities	(6,400)	-
Net cash provided by (used in) financing activities	(858)	120,116
Net increase (decrease) in cash and cash equivalents	$(3,164)	$-

Operating activities

Net cash provided by our operating activities was $4,094 during the six months ended June 30, 2025 and consisted of the net loss of $1,024,138 offset by the non-cash items for the six months ended June 30, 2025, of $312,682 change in fair value of derivative liabilities, bad debt expense of $11,480, loss on the conversion of convertible debt of $8,221, finance costs associated with the issuance of debt of $5,600, the amortization of debt discount of $1,709, and amortization of intangible assets of $185,554, and, the significant change in operating assets and liabilities were decreases in accounts receivable of $95,947, increases in accounts payable and accrued expenses of $297,388, and increases in accrued interest of $115,251.

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

Investing Activities

During the six months ended June 30, 2025, the Company paid an advance on the acquisition of a license agreement in the amount of $5,000 and incurred capitalized website costs of $1,400.

The Company did not use any funds for investing activities during the six months ended June 30, 2024.

Financing activities

Net cash provided by or (Used in) financing activities for the six months ended June 30, 2025, and 2024 was $(858) and $120,116, respectively, consisting of the following:

	2025	2024
Bank overdraft	$240	$(1,626)
Proceeds from Series Z Preferred Stock	15,000	-
Proceeds from advances from related parties	20,000	14,831
Proceeds from promissory notes	-	90,480
Proceeds from secured promissory notes	-	72,500
Repayment of secured promissory notes	(14,000)	-
Proceeds from convertible notes, net of cash discounts	50,000	100,000
Repayments of advances from related parties	(56,198)	(68,819)
Repayment of promissory notes	(2,000)	(42,500)
Repayment of convertible notes	(19,500)	(44,750)
Debt issuance cost	5,600	-
	$(858)	$120,116

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have incurred losses since inception, resulting in accumulated deficits of $40,383,043 and $39,358,905 at June 30, 2025 and December 31, 2024, respectively, a working capital deficit of $6,231,539 and $5,324,664 as of June 30, 2025 and December 31, 2024, respectively, and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Advances

Advances were provided to Inventel Products LLC for the production of vinyl records that were to be sold through the Company’s joint venture. During 2024, Company management has determined that the advances are uncollectible and has charged other expense in the accompanying statement of operations for the year ended December 31, 2024.

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

On June 20, 2023, the Company signed an Asset Purchase Agreement with Goliath Motion Picture Promotions. Since execution, however, the fulfillment of the Asset Agreement had not been possible because the Assets could not be entirely conveyed to Buyer as intended by the parties.  Therefore, on May 10, 2024, the parties entered into an Amended Asset Purchase Agreement, to be effective as of December 31, 2023, to convert the purchase of Assets to a license to use those Assets for a period of 10 years in consideration for 100,000 shares of Series D Preferred Stock of the Company.

On April 29, 2025, the Company signed and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Goliath Motion Picture Promotions to formally acquire the assets previously licensed. In consideration therefore, the Purchase Agreement provided that the Goliath shall exchange its 100,000 shares of Series D Preferred Stock for 100,000 shares of the Company’s newly established Series F Preferred Stock.

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

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company evaluated whether the acquired group of assets and liabilities (the acquired set) meets the definition of a business. If so, the transaction is accounted for as a business combination; if not, it must be accounted for as an asset acquisition or recapitalization. The Company assessed the following:

•	Whether substantially all the value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and,
•	Whether the acquired set includes the required elements of a business under the framework in ASC 805

As the entire asset purchase was a single asset, the Goliath Motion Picture Library, the Company concluded that the acquisition was an asset acquisition.

Under ASC 805-50, Asset acquisitions shall be recorded at the cost to the acquiring entity.  As the consideration given by the Company was preferred stock, and thus not cash, the cost of the acquisition is the fair value of the preferred stock consideration. The Company has determined the value of the consideration paid for the Assets to be $10,790,000,

Income Taxes

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended June 30, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of June 30, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2025, the Company signed and closed an Asset Purchase Agreement with Goliath Motion Picture Promotions to formally acquire assets that were previously licensed. In consideration, the Purchase Agreement provided that the Goliath shall exchange its 100,000 shares of Series D Preferred Stock for 100,000 shares of the Company’s newly established Series F Preferred Stock.

These securities were issued pursuant to Section 3(a)(9) of the Securities Act.

During the six months ended June 30, 2025, the Company issued 600 shares of Series Z preferred shares for net proceeds of $15,000.

During the six months ended June 30, 2025, the Company issued 70,245,433 common shares for the following reasons:

Issuance of shares for conversion of debt	17,467,655	$21,555
Shares issued as collateral	31,000,000	$31,000
Debt issuance cost	4,000,000	$5,600
Shares issued in connection with non-cash securities purchase	17,777,778	$-
Total	70,245,433	$70,155.00

During the six months ended June 30, 2024, the Company issued 215,653,484 common shares for conversion of debt valued at $161,336.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue stock certificates with the appropriate restrictive legend affixed to the restricted stock in instances where a restrictive legend was required.

Item 3. Defaults Upon Senior Securities

Our current liabilities on our Condensed Consolidated Balance Sheets on June 30, 2025, contain certain debt that is in default, including convertible notes with face values of $1,542,827, related party promissory notes with face values of $497,150 and self-liquidating promissory notes of $135,833.

On June 30, 2025, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings Inc. formerly Global Fiber Technologies, Inc.
(Registrant)

Dated: August 19, 2025	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: August 19, 2025	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

