Form 10-Q
period 2025-09-30
Authentic Holdings, Inc.
filed 2025-11-25
CIK 1338929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 24, 2025, there were 2,379,178,836 shares outstanding of the registrant’s common stock.

AUTHENTIC HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AUTHENTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	$5,890
Accounts receivable, net of allowance for doubtful accounts of $8,373 and $0 on September 30, 2025 and December 31, 2024, respectively	98,828	201,628
Advances made for inventory purchases	23,059	-
TOTAL CURRENT ASSETS	121,894	207,518

Intangible assets, net of accumulated amortization of $157,930 and $886,911 on September 30, 2025 and December 31, 2024, respectively	10,809,566	4,284,185

TOTAL ASSETS	$10,931,460	$4,491,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$82	$-
Accounts payable and accrued liabilities	671,727	518,946
Accrued compensation	851,254	588,751
Unsecured notes and accrued interest payable	191,674	164,935
Convertible notes and accrued interest - net of debt discount	1,782,584	1,513,737
Convertible notes and accrued interest - related party	91,443	89,568
Secured Promissory Notes and Accrued Interest	89,509	102,061
Promissory note and accrued interest - related party	532,435	522,374
Derivative liabilities	1,340,503	1,137,119
Advances from related parties	430,275	479,533
Related party loans and accrued interest	287,351	281,825
Self Liquidating Promissory Notes	137,083	133,333
TOTAL CURRENT LIABILITIES	6,405,920	5,532,182

TOTAL LIABILITIES	6,405,920	5,532,182

STOCKHOLDER'S EQUITY (DEFICIENCY)
Preferred stock, Class B, $0.001 par value, 1,000,000 shares and authorized, 400,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	400	400
Preferred stock, Class C, $0.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	100	100
Preferred stock, Class D, $0.001 par value, 100,000 shares authorized, 0 and 100,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	100
Preferred stock, Class F, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	100	-
Preferred stock, Class Z, 6,042 and 5,442 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6	6
Common stock $0.001 par value, 2,500,000,000 shares authorized, 2,335,501,281 and 2,262,255,848 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,335,502	2,262,256
Common stock issuable	52,200	52,200
Additional paid-in capital	42,577,894	36,003,364
Accumulated deficit	(40,440,662)	(39,358,905)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,525,540	(1,040,479)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$10,931,460	$4,491,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$98,448	$97,096	$348,925	$164,668
Cost of revenues	31,338	42,675	103,428	85,094
Gross Profit	67,110	54,421	245,497	79,574

Operating Expenses
General and administrative	162,704	70,136	657,939	194,260
Depreciation and Amortization	2,131	126,019	191,568	398,810
Professional and Legal Fees	9,119	26,211	61,758	80,005
Research and Development	-	-	21,750	1,017
Total Operating Expenses	173,954	222,366	933,015	674,092

Income/(Loss) from Operations	(106,844)	(167,945)	(687,518)	(594,518)

Other Income/(Expense)
Income (loss) on change in fair value of derivative liabilities	109,299	(54,504)	(203,384)	385,011
Gain/(Loss) on settlement of notes	(300)	(84,938)	(8,521)	(97,125)
Interest expense and financing costs	(53,954)	(47,786)	(164,872)	(189,385)
Interest expense - related parties	(5,820)	(5,820)	(17,462)	(16,837)
Total Other Expense	49,225	(193,048)	(394,239)	81,664

Net Income (Loss)	$(57,619)	$(360,993)	$(1,081,757)	$(512,854)

Weighted Average common stock outstanding	2,335,501,281	2,247,546,547	2,295,737,984	2,172,891,210

Earnings (loss) per share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders Equity/(Deficiency)
For the Nine months ended September 30, 2025 and 2024
(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series Z Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2024	400,000	$400	100,000	$100	100,000	$100.00			5,442	$6	2,262,255,848	$2,262,256	$52,200	$36,003,364	$(39,358,905)	$(1,040,479)
Issuances of shares for conversion of notes	-	-	-	-	-	-			-	-	9,838,450	9,839	-	3,935	-	13,774
Note conversion														(104,046)		(104,046)
Stocks issued for cash	-	-	-	-	-	-			600	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	-			-	-	-	-	-		(1,413,629)	(1,413,629)
Balance March 31, 2025	400,000	$400	100,000	$100	100,000	$100	-	$-	6,042	$6	2,272,094,298	$2,272,095	$52,200	$35,918,253	$(40,772,534)	$(2,529,380)
Issuances of shares for conversion of notes	-	-	-	-	-	-			-	-	7,629,205	7,629	-	152	-	$7,781
Acquisition of Goliath movie library					(100,000)	(100)	100,000	100						6,706,667		$6,706,667
Shares issued as collateral	-	-	-	-	-	-			-	-	31,000,000	31,000	-	(31,000)	-	$-
Debt issuance cost											4,000,000	4,000		1,600		$5,600
Shares issued in connection with non-cash Securities purchase											17,777,778	17,778		(17,778)		$-
Net loss	-	-	-	-	-	-			-	-	-	-	-		389,491	$389,491
Balance June 30, 2025	400,000	$400	100,000	$100	-	$-	100,000	$100	6,042	$6	2,332,501,281	$2,332,502	$52,200	$42,577,894	$(40,383,043)	$4,580,159
Issuances of shares for conversion of notes	-	-	-	-	-	-			-	-	3,000,000	3,000	-		-	$3,000
Net loss	-	-	-	-	-	-			-	-	-	-	-		(57,619)	$(57,619)
Balance September 30, 2025	400,000	$400	100,000	$100	-	$-	100,000	$100	6,042	$6	2,335,501,281	$2,335,502	$52,200	$42,577,894	$(40,440,662)	$4,525,540

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series Z Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance December 31, 2023	200,000	$200	100,000	$100	100,000	$100.00	-	$-	-	$-	2,024,420,237	$2,024,420	$16,500	35,791,910	$(38,038,768)	$(205,538)
Reclassification	200,000	200	-	-	-	-			-	-	-	-	-	(200)	-	-
Issuances of shares for conversion of notes	-	-	-	-	-	-			-	-	129,516,484	129,516	-	(69,764)	-	59,752
Stocks issued for cash	-	-	-	-	-	-			3,200	3	-	-	-	79,977	-	79,980
Net loss	-	-	-	-	-	-			-	-	-	-	-		(1,071,951)	(1,071,951)
Balance March 31, 2024	400,000	$400	100,000	$100	100,000	$100	-	$-	3,200	$3	2,153,936,721	$2,153,936	$16,500	$35,801,923	$(39,110,719)	$(1,137,757)
Issuances of shares for conversion of notes	-	-	-	-	-	-			-	-	86,137,000	86,137	-	65,074	-	$151,211
Stocks issued for cash	-	-	-	-	-	-			420	1	-	-	-	10,499	-	$10,500
Net loss	-	-	-	-	-	-			-	-	-	-	-		920,090	$920,090
Balance June 30, 2024	400,000	$400	100,000	$100	100,000	$100	-	$-	3,620	$4	2,240,073,721	$2,240,073	$16,500	$35,877,496	$(38,190,629)	$(55,956)
Issuances of shares for conversion of notes	-	-	-	-	-	-			-	-	12,500,000	12,500	-	6,250	-	$18,750
Issuances of shares for conversion of debt													20,000			$20,000
Stocks issued for cash	-	-	-	-	-	-			1,562	2	-	-	15,700	28,549	-	$44,250
Net loss	-	-	-	-	-	-			-	-	-	-	-		(360,993)	$(360,993)
Balance September 30, 2024	400,000	$400	100,000	$100	100,000	$100	-	$-	5,182	$6	2,252,573,721	$2,252,573	$52,200	$35,912,295	$(38,551,622)	$(333,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine months ended September 30,
(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,081,757)	$(512,854)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	8,373	-
Change in fair value of derivative liabilities	203,384	(385,011)
Loss/(Gain) on conversion of convertible debt	8,520	97,125
Amortization of debt discount	4,709	39,435
Depreciation - Property and equipment	-	21,721
Amortization - Intangible assets	187,685	377,089
Changes in operating assets and liabilities:
Accounts receivable	94,427	(33,527)
Advances made for inventory purchases	(23,059)	-
Accounts payable and accrued expenses	415,285	99,593
Accrued interest	172,026	157,380
Net cash used in operating activities	$(10,407)	$(139,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance on acquisition of License	(5,000)	-
Acquisition of Website	(1,400)	-
Net cash provided by investing activities	$(6,400)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	82	(1,501)
Proceeds from Series Z Preferred Stock	15,000	-
Advances from related parties	20,000	14,831
Proceeds from unsecured notes	25,000
Proceeds from common stock and warrants	-	119,030
Proceeds from common stock issuable	-	15,700
Proceeds from secured promissory notes	-	72,500
Repayment from secured promissory notes	(14,000)	-
Proceeds from convertible notes, net of cash discounts	50,000	105,000
Repayments of advances from related parties	(69,258)	(90,636)
Repayment of promissory Notes	(2,000)	(42,500)
Repayment of convertible notes	(19,500)	(53,250)
Debt issuance cost	5,600	-
Net cash provided by financing activities	$10,924	$139,174

Net (decrease) increase in cash	$(5,883)	125
Cash and cash equivalents, beginning of period	5,890	-
Cash and cash equivalents, end of period	$7	$125

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of convertible debt into common stock	$24,555	$229,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTHENTIC HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business

Authentic Holdings, Inc., formerly Global Fiber Technologies, Inc. ("the Company"), was incorporated in Nevada on March 25, 2005.

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

The Company had virtually no cash as of September 30, 2025 and December 31, 2024; incurred losses since inception, resulting in accumulated deficits of $40,440,662 and $39,358,905 on September 30, 2025 and December 31, 2024, respectively; a working capital deficit of $6,284,026 and $5,324,664 as of September 30, 2025 and December 31, 2024, respectively; and future losses are anticipated. The Company also has debt that is currently in default in the total principal amount of approximately $2.22 million.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year-end.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Maybacks Global Entertainment and Authentic Heroes, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Advances made for inventory purchases

During the nine months ended September 30, 2025, the Company made advance payments for inventory purchases aggregating $23,059. Approximately, $11,000 was paid for raw materials, including fabric and production of shirt, design, and $12,000 was for a down payment on a digital asset which will be held for resale.

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

Depreciation expenses amounted to $0 and $21,721 for the nine months ended September 30, 2025 and 2024, respectively.

The long-lived assets of the Company are reviewed for impairment under ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months that ended September 30, 2025, and during the year ended December 31, 2024, no impairment losses have been identified.

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

On June 20, 2023, the Company signed an Asset Purchase Agreement with Seller. Since execution, however, the fulfillment of the Asset Agreement had not been possible because the Assets could not be entirely conveyed to Buyer as intended by the parties.  Therefore, on May 10, 2024, the parties entered into an Amended Asset Purchase Agreement, to be effective as of December 31, 2023, to convert the purchase of Assets to a license to use those Assets for a period of 10 years in consideration for 100,000 shares of Series D Preferred Stock of the Company.

On April 29, 2025, the Company signed and closed the Purchase Agreement with Seller to formally acquire the Assets previously licensed. In consideration therefore, the Purchase Agreement provides that the Seller shall exchange the 100,000 shares of Series D Preferred Stock for 100,000 shares of the Buyer’s newly established Series F Preferred Stock.

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

The Company has determined the value of the consideration paid for the Assets to be $10,790,000,

The following table sets forth the amortization for the intangible assets on September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Goliath movie library	$10,790,000	$-
License agreement - Goliath	-	5,000,000
License agreement - John Legend	5,000	-
License agreement - Salci Sports	15,000	15,000
Customer lists	7,000	7,000
Patent	12,406	12,406
Websites	13,090	11,690
Royalties	125,000	125,000
	10,967,496	5,171,096
Less accumulated amortization	(157,930)	(886,911)
	$10,809,566	$4,284,185

During the nine months ended September 30, 2025, the Company entered into a license agreement with John Legend for a cash payment of $5,000, and, incurred $1,400 in cash payments for website buildout costs.

During 2024, the Company entered into a license agreement with the Salci Sports and Entertainment Group for a cash payment of $15,000 and acquired a website from Authentic Heroes for a cash payment of $1,000.

Amortization expense amounted to $191,568 and $377,089 during nine months ended September 30, 2025 and 2024, respectively. The Goliath Movie Library assets are not being depreciated or amortized.

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

The Company recorded revenue of $348,925 and $164,668 during the nine months ended September 30, 2025 and 2024, respectively.

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

On September 30, 2025 and December 31, 2024, the Company’s accounts receivable balances totaled $98,828 and $201,628, respectively. The Company recorded an allowance for bad debts of $8,373 and $0, during the nine months ended September 30, 2025 and 2024, respectively.

Concentration of Credit Risk

On September 30, 2025, receivables from 3 customers represented 97% of the accounts receivable balance. During the nine months ended September 30, 2025, 100% of sales were via direct billings to customers by the Company’s.

On September 30, 2024, receivables from 3 customers represented 78% of the accounts receivable balance. During the nine months ended September 30, 2024, 80% of sales were through the Company’s agent channel.

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses, and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturity or have short-term maturities and carry interest rates that approximate the market. The Company maintains cash balances at financial institutions insured by the FDIC. On September 30, 2025, and December 31, 2024, the Company had no amounts above the FDIC limit.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment had to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Stock-based Compensation

We account for stock-based awards at fair value on the grant date and recognize compensation over the service period they are expected to vest. Using the Black-Scholes option pricing model, we estimate the fair value of stock options and stock purchase warrants. The estimated value of the portion of a stock-based award that is ultimately expected to vest, considering estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment. To the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised. For the nine months ended September 30, 2025 and 2024, the Company incurred $0 and $0 for stock-based compensation, respectively.

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

The following table summarizes fair value measurements by level on September 30, 2025 and December 31, 2024, measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,340,503	$1,340,503

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$1,137,119	$1,137,119

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

NOTE 3 – CAPITAL STOCK

Preferred Stock

Series B Preferred Stock

The Company has designated a "Class B Convertible Preferred Stock" (the "Class B Preferred"). The number of authorized shares totals 1,000,000, and the par value is $0.001 per share. The Class B Preferred shareholders vote together with the common stock as a single class. The holders of Class B Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The holders of Class B Preferred shares shall be entitled to 10,000 votes per share. The Class B Preferred Stock will have the rights to liquidation as all classes of the Company's Common Stock. The Class B Preferred stockholders are entitled to receive non-cumulative dividends at 8% per annum, accrued daily. The Corporation shall redeem Class B Preferred Stock for 100% of the original purchase price plus the amount of cash dividends accrued on the earlier of 6 months from the date of issuance, or the date that the Corporation received its funding from any outside source in conjunction with a merger, reverse merger or any change of control. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Class B Preferred Stock shall be entitled to receive, prior and in preference, any distribution of any assets of the Corporation to the holders of the Common Stock, the amount of $0.035 per share plus any accrued but unpaid dividends. On September 30, 2025 and December 31, 2024, there were 400,000 and 400,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On September 30, 2025 and December 31, 2024, there were 100,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

On April 29, 2025, in connection with the closing of the new Asset Purchase Agreement with Goliath Motion Picture Promotions, the Seller exchanged the 100,000 shares of Series D Preferred Stock for 100,000 shares of the Buyer’s newly established Series F Preferred Stock.

On September 30, 2025 and December 31, 2024, there were 0 and 100,000 shares of Series D Preferred Stock issued and outstanding, respectively.

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

On September 30, 2025 and December 31, 2024, there were 100,000 and 0 shares of Series F Preferred Stock issued and outstanding, respectively.

“Series Z Preferred Stock”

Under the terms of the Certificate of Designation for the Series Z Preferred Stock, the shares shall not accrue nor pay dividends except as declared by the board of directors in their sole discretion. The Series Z Preferred Stock shall have the same voting rights as the Common Stock, but on a one hundred-to-one basis (100:1). In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series Z Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $25.00 per share, plus the Redemption provision then all the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series Z Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series Z Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series Z Preferred. Each share of Series Z Preferred shall be convertible at a fifty (50%) discount to the closing stock price of Authentic Holdings, Inc., on the day the Holder gives notice to the Company at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of one (1) year, such period ending on the tenth anniversary of the Issue Date

On September 30, 2025 and December 31, 2024, there were 6,042 and 4,762 shares of Series Z Preferred Stock issued and outstanding, respectively. During the nine months ended September 30, 2025, the Company issued 600 shares of Series Z preferred shares for net proceeds of $15,000. During nine months ended September 30, 2024, the Company issued 4,762 shares of Series Z preferred shares for net proceeds of $119,030.

Common Stock

On September 30, 2025 and December 31, 2024, the Company had 2,335,501,281, and 2,262,255,848 shares of its $0.001 par value common stock issued and outstanding, respectively.

During the nine months ended September 30, 2025, the Company issued 73,245,433 common shares for the following reasons:

Issuance of shares for conversion of debt	20,467,655	$20,468
Shares issued as collateral	31,000,000	$31,000
Debt issuance cost	4,000,000	$4,000
Shares issued in connection with non-cash securities purchase	17,777,778	$17,778
Total	73,245,433	$73,245

During the nine months ended September 30, 2024, the Company issued 228,153,484 common shares for conversion of debt valued at $83,705.

Common Stock Issuable

As of September 30, 2025 and December 31, 2024, the Company had 52,200,000 and 52,200,000 shares of its $0.001 par value common stock to be issued, respectively.

Stock Options

There were no stock options issued by the Company during the nine months ended September 30, 2025 and 2024, respectively. All stock options issued before 2021 were either exercised or expired.

NOTE 4 – NOTES PAYABLE

Unsecured Notes Payable

The Company’s unsecured notes consist of various notes accruing interest at 5% per annum. All of the Company’s unsecured notes payable are currently in default. The following summarizes the Company’s unsecured notes payable and accrued interest as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Unsecured notes payable	$124,700	$99,700
Repayments	(2,000)	-
Accrued interest	68,974	65,235
	$191,674	$164,935

Convertible Notes Payable

As of September 30, 2025 and December 31, 2024, the face value of the Company’s convertible notes outstanding, including accrued interest payable, totaled $1,782,582 and $1,513,737, respectively.

	September 30,	December 31,
	2025	2024
Principal balances	$1,072,013	$1,044,313
Discount	(2,500)	(1,209)
Accrued interest	713,071	470,633
	$1,782,584	$1,513,737

During the nine months ended September 30, 2025, the Company issued 20,467,655 shares of its common stock for the conversion of debt valued at $16,035. During the nine months ended September 30, 2024, the Company issued 228,153,484 common shares for conversion of debt valued at $83,705.

During the nine months ended September 30, 2025, the Company received proceeds of $50,000 from a convertible note, net of an original issue discount of $6,000 and maturing in 2026.  The note bears interest 12%, with a penalty rate of 24%. This note is not convertible, unless the note is in default, and then at a fixed conversion price of $0.0016, unless the Company’s stock trades below $0.0013 for three consecutive days, then the fixed conversion price shall be $0.0009.

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

On September 30, 2025, convertible notes with face values of $1,587,148 were in default.

Secured Promissory Notes

The following table summarizes notes that are secured by the assets of the Company:

	September 30,	December 31,
	2025	2024
Principal balances	$116,500	$116,500
Accrued Interest	4,509	3,061
Repayments	(31,500)	(17,500)
	$89,509	$102,061

During 2024, the Company entered into three secured promissory notes totaling $76,500. The notes do not bear interest and no stated maturity date. During the nine months ended September 30, 2025, the Company repaid $11,500 of the principal amounts due on these notes. During 2024, the Company repaid $17,500 of the principal amounts due on these notes.

On June 30, 2023, the Company entered into a secured promissory note for $40,000. The note bears interest at 5% per annum and was due on December 31, 2023. The maturity date was subsequently extended to October 4, 2025. The Company granted a security interest in all its assets to the noteholder. During the nine months ended September 30, 2025, the Company repaid $2,500 of the principal amounts due on the note.

Self-Liquidating Promissory Notes

Self-liquidating promissory notes consist of various notes accruing interest at 5%. The following summarizes these notes:

	September 30,	December 31,
	2025	2024
Principal balances	$100,000	$100,000
Accrued Interest	37,083	33,333
	$137,083	$133,333

During the nine months ended September 30,2024, self-liquidating promissory notes of $50,000 were exchanged for a royalty agreement, wherein the holder will receive a royalty of 5% of net sales of Maybacks.

On September 30, 2025, the remaining $100,000, along with accrued interest of $37,083 in self-liquidating notes were in default.

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

The following table summarizes the derivative liabilities included in the balance sheet on September 30, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2024	$1,137,119
Net Loss (gain) on change in fair value of the derivative	203,384
Balance - September 30, 2025	$1,340,503

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

Goliath Motion Picture Promotions

On June 20, 2023, the Company closed a License Agreement with Seller.

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

On the Closing Date, pursuant to the Purchase Agreement, the Company acquired the Assets. As a result of the Purchase Agreement and the acquisition of the Assets, the Company plans to market its television shows and movie library on both Over the Air and Streaming Platforms in conjunction with a comprehensive marketing effort to create both content and distribution partnerships.

The Company has determined the value of the consideration paid for the Assets to be $10,790,000.

Estimated future amortization for the above acquisitions are as follows:

Maybacks
Customers
2025	$175
2026	700
2027	700
2028	700
2029	700
2,975
Thereafter	2,450
$5,425

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 30, 2025 and December 31, 2024, the Company had accumulated balances due its President, Chris Giordano and its CEO, Paul Serbiak in the amounts of $430,275 and $479,533, respectively. During the nine months ended September 30, 2025, the Company repaid $69,350 and proceeds of $20,091 were received from its President, Chris Giordano.

During the nine months ended September 30, 2024, net cash repayments of $66,987 and proceeds of $4,530 respectively were received from its President, Chris Giordano.

Promissory Notes Payable – related party

On June 18, 2019, the Company issued a promissory note at a principal amount of $447,150 as part of the consideration for the acquisition of assets from AH Originals, Inc., a corporation controlled by the same owner-group of Global Fiber Technologies, Inc. The promissory note bears 3% interest per annum and has a one-year term with eight options to extend the maturity date for three-month periods. Accrued interest on September 30, 2025 and December 31, 2024, amounted to $85,285 and $75,224, respectively. Promissory Notes Payable – related party balances of $532,435 and $522,374 were in default as of September 30, 2025, and December 31, 2024, respectively.

Convertible Notes Payable – related party

In August 2015, the Company issued an unsecured promissory note to an investor in the amount of $50,000, convertible to common stock at $1.00 per share. The note bears an interest rate of 8% per annum and matured on August 8, 2016. The note is currently unpaid and in default. The note does not contain a beneficial conversion feature. Accrued interest on September 30, 2025 and December 31, 2024 amounted to $41,443 and $39,568, respectively.

Related Party Loans

The Company received a loan from its’ CEO Paul Serbiak totaling $210,534. The loan has no stated annual interest rate, but the Company records interest at the annual rate of 3.5%. Accrued interest payable on September 30, 2025 and December 31, 2024 amounted to $76,818 and $71,291, respectively. The Company recorded interest expense of $5,527 during the three months ended September 30, 2025 and 2024, respectively.

Balances of all loans due to related parties as of September 30, 2025:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$85,285	$532,435
Convertible notes – Related party	50,000	41,443	91,443
Related Party Loans	210,534	76,818	287,352
Total Related Parties Loans	707,684	203,546	$911,230

Balances of all loans due to related parties as of December 31, 2024:

	Principal	Accrued Interest	Total
Promissory note - related party	$447,150	$75,224	$522,374
Convertible notes – Related party	50,000	39,568	89,568
Related Party Loans	210,533	71,292	281,825
Total Related Parties Loans	707,683	186,084	$893,767

On September 30, 2025, related party loans with a face value of $497,150 were in default.

On March 13, 2025, the Company entered into a Debt Exchange Agreements with each of Chris Giordano, our President and Director, and Paul Serbiak, our Chief Executive Officer and Director, pursuant to which they converted an aggregate of $2,000,000 in debt held by the Company. Under his Debt Exchange Agreement, Mr. Giordano shall convert up to a total of $1,500,000 in debt into fifty thousand nine hundred and ten (50,910) shares of our newly created Series E Preferred Stock, three hundred and fifty million (350,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of two hundred and twenty-seven thousand two hundred and nine ($227,209) United States dollars. Under his Debt Exchange Agreement, Mr. Serbiak shall convert up to a total of $500,000 in debt into twenty-nine thousand ninety (29,090) shares of our Series E Preferred Stock, thirty-five million (35,000,000) shares of our common stock, and a Secured Promissory Note issued by our company, in the principal amount of twenty-two thousand seven hundred and two ($22,702) United States dollars. As of September 30, 2025, the related share conversions under the terms of both Mr. Giordano’s and Mr. Serbiak’s Debt Exchange Agreements have not been executed.

Accrued Compensation

The Company had $851,254 and $588,751 in accrued compensation due to current and former management on September 30, 2025 and December 31, 2024, respectively. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President. During the nine months ended September 30, 2025, the Company recorded compensation expense of $262,503.

NOTE 8 – LEASES

The Company’s right-of-use assets under operating lease for an office premises expired on October 1 and the lease was not renewed. There are no lease liabilities balances as of September 30, 2025 and December 31, 2024.

The Company currently does not have any long-term operating lease. Our operating lease expenses amounted to $0 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2025 and December 31, 2024, are as follows:

	September 30,	December 31,
	2025	2024
Net operating loss carryforward	$40,440,662	$39,358,905
Effective tax rate	21%	21%
Deferred tax asset	8,492,539	8,265,370
Less: Valuation allowance	(8,492,539)	(8,265,370)
Net deferred asset	$-	$-

As of September 30, 2025, the Company had approximately $40 million in net operating losses (“NOLs”) that may be available to offset future taxable income. The NOLs will begin to expire between 2029 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2023 are subject to review by the tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to three pending litigation matters. The Company does not believe it has any liability, nor has it accrued any liability as of September 30, 2025 and December 31, 2024 for the following:

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

Potentially dilutive securities were comprised of the following:

	September 30,	December 31,
	2025	2024
Warrants	-	-
Options	-	-
Convertible notes payable, including accrued interest	1,513,327,024	1,286,698,780
	1,513,327,024	1,286,698,780

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure up until the date when the financial statements were available to be issued.

Subsequent to September 30, 2025, the Company issued 43,677,555 shares of its common stock for a conversion of debt.

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

Overview

Authentic Holdings, Inc. (formerly Global Fiber Technologies, Inc.) was incorporated in Nevada on March 25, 2005. We are a multi-faceted media and merchandising company with operating subsidiaries and assets, described below.

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

There are no assurances that we will be able to compete against these larger rivals and gain market share. We have realized revenues starting in the quarter ended September 30, 2024, and continuing through the quarter ended September 30, 2025, and we are hopeful more advertising agreements are signed and more ad pressions are sold to generate future revenue for our company. While these are signs that progress in our company has been made, we are not profitable and still face several challenges, including those presented as ‘Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 16, 2025.

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

AHI has patented technology that takes the original event worn apparel from an iconic individual and creates “Fan-wear” collectibles containing fibers from that original. All of the Fan-Wear items have an embedded QR Code that registers the items on our Blockchain for their provenance and immutability. During 2024, we entered into a license agreement with Tommy DeVito, Quarterback with the New York Giants Football Team, and we expect to launch the Authentic Heroes version of “Fan-Wear” during the NFL 2025 season. The company is also in licensing discussions with other athletes to further Authentic Heroes opportunities.

Authentic Recordings is in the business of creating vinyl records for distribution into retail department stores and online sales as well as “Theme Based” Vinyl’s, such as for Black History Month, for example, as well as other cultural holidays from our library of over 17,000 Master Recordings.

The NFT Mint Farm has completed an NFT Platform on the Ethereum Blockchain capable of housing millions of NFTs. The NFT platform plans to start to market music NFTs once management has consulted with its advisors and determines that a regulatory pathway exists for this business line which is anticipated in first quarter of 2026

Going Concern Considerations

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its expenditures or other cash requirements, until the Company generates positive cash flow from operations. However, the Company’s financial statements show an accumulated deficit of $40,440,662 as of September 30, 2025, with a net working capital deficit of $6,284,026 and virtually no cash resources. The Company has several promissory notes in default, including convertible notes with face values of $1,587,148, related party promissory notes with face values of $497,150 and self-liquidating promissory notes of $137,083. The Company is negotiating extensions and/or forbearance agreements with certain of these lenders, but no formal agreements have been reached. These factors raise doubts about the Company’s ability to continue as a going concern within the next year.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024.

Revenue

We earned revenue of $98,448 for the three months ended September 30, 2025, as compared with $97,096 for the three months ended September 30, 2024. We earned revenue of $348,925 for the nine months ended September 30, 2025, as compared with $164,668 for the nine months ended September 30, 2024.

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

Authentic Heroes, our patented “Fanwear” division, has signed a license with NFL Quarterback Tommy DeVito aka “Tommy Cutlets.” We are in the process of making samples that should be approved in the coming weeks and expect to release this commemorative collectible on our new E-Commerce site subsequent to NFL Mini Camp. We are also in discussions for licenses with several other Tier 1 athletes, which we anticipate will be signed subsequent to the Tommy DeVito rollout.

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

Operating Expenses

Operating expenses decreased from $222,366 for the three months ended September 30, 2024, to $173,954 for the three months ended September 30, 2025. Operating expenses increased from $674.092 for the nine months ended September 30, 2024, to $933,015 for the nine months ended September 30, 2025.

Overall, this increase resulted primarily from the amortization of license agreements we entered with Goliath, and to a lesser extent from our efforts to acquire Maybacks and the assets of Goliath, and to build out our organization to establish a strong base for current and future growth. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Expenses	2025	2024	2025	2024
General and administrative	$162,704	$70,136	$657,939	$194,260
Depreciation and Amortization	2,131	126,019	191,568	398,810
Professional and Legal Fees	9,119	26,211	61,758	80,005
Research and Development	-	-	21,750	1,017
Total Operating Expenses	$173,954	$222,366	$933,015	$674,092

Operating expenses decreased in the amount of $48,412 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

General and administrative expenses increased by $92,568 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase resulted primarily from increased royalty of $3,439 due under the terms of the Maybacks acquisition agreement, increased salary expense of $87,501, and increased sponsorships of $10,000.

General and administrative expenses increased by $463,679 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase resulted primarily from increased royalty of $52,781 due under the terms of the Maybacks acquisition agreement, increased salary expense of $262,503, and increased sponsorships of $75,000, offset by a decrease in advertising and promotional expenses of $41,014. Beginning in October 2024, the Company began accruing a salary expense of $350,000 per annum for the Chris Giordano, the Company President.

Depreciation and amortization decreased by $123,888 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Depreciation and amortization decreased by $207,242 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to the Company’s purchase of various full-length motion pictures and serial television shows (the “Assets”) that had been previously licensed from Goliath. The purchased assets are not being depreciated or amortized.

Research and development increased by $20,733 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was due to an increase of about $19,000 in NTF Platform fees.

Other Income (Expenses)

Net other income totaled $49,225 for the three months ended September 30, 2025, compared to net other expense of $193,048 for the three months ended September 30, 2024. Net other expense totaled $394,239 for the nine months ended September 30, 2025, compared to net other income of $81,664 for the nine months ended September 30, 2024. The increases and decreases in other income and other expenses during both periods in 2025 primarily resulted from the change in the fair value of derivative liabilities.

Net Income (Loss)

We recorded a net loss of $57,629 for the three months ended September 30, 2025, compared to a net loss of $360,993 for the three months ended September 30, 2024.  We recorded a net loss of $1,081,757 for the nine months ended September 30, 2025, compared to a net loss of $512,854 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements, convertible notes, and unsecured debt, and we have recently issued debt in our company secured by all of our assets. Our current liabilities on our Condensed Consolidated Balance Sheets on September 30, 2025, contains certain debt that is in default, including convertible notes with face values of $1,587,148, related party promissory notes with face values of $497,150 and self-liquidating promissory notes of $137,083. On September 30, 2025, we have limited cash, a substantial working capital deficit, our revenues have only commenced in 2024, and future losses are anticipated. Additionally, we expect to experience higher interest payments in the future as a result of our outstanding liabilities.

The Company is negotiating extensions and/or forbearance agreements with certain of these lenders, but no formal agreements have been reached. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, and we will be unable to repay the loans. If this happens, we could go out of business.

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

The following is a summary of the cash and cash equivalents as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$7	$5,890	$(5,883)	(99.88)%

Summary of Cash Flows

Below is a summary of the Company’s cash flows for the six months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$(10,407)	$(139,049)
Net cash provided by (used in) investing activities	(6,400)	-
Net cash provided by (used in) financing activities	10,924	139,074
Net increase (decrease) in cash and cash equivalents	$(5,883)	$125

Operating activities

Net cash used by our operating activities was $10,407 during the nine months ended September 30, 2025 and consisted of the net loss of $1,081,757 offset by total non-cash items for the nine months ended September 30, 2025, amounting to $412,671, which consisted of change in fair value of derivative liabilities of 203,384, bad debt expense of $8,373, loss on the conversion of convertible debt of $8,520, the amortization of debt discount of $4,709, and amortization of intangible assets of $187,685.  The change in operating assets and liabilities which impacted our net cash used by our operating activities were decreases in accounts receivable of $94,427, increases in inventory of $23,059, increases in accounts payable and accrued expenses of $415,285, and increases in accrued interest of $172,026.

Net cash used in operating activities during the nine months ended September 30, 2024 was $139,049 and consisted of the net loss of $512,854 and a $385,011 change in the fair value of derivative liabilities, mainly offset by the amortization of intangible assets of $377,089, loss on the conversion of convertible debt of $97,125, amortization of debt discount of $39,435 and depreciation of $21,721. The change in operating assets and liabilities which impacted our net cash used by our operating activities were increases in accounts receivable of $33,527, increases in accounts payable and accrued expenses of $99,593, and increases in accrued interest of $157,380.

Investing Activities

During the nine months ended September 30, 2025, the Company paid an advance on the acquisition of a license agreement in the amount of $5,000 and incurred capitalized website costs of $1,400.

The Company did not use any funds for investing activities during the nine months ended September 30, 2024.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025, and 2024 was $10,924 and $139,174, respectively, and consisting of the following:

	2025	2024
Bank overdraft	$82	$(1,501)
Proceeds from Series Z Preferred Stock	15,000	-
Advances from related parties	20,000	14,831
Proceeds from unsecured notes	25,000	-
Proceeds from common stock and warrants	-	119,030
Proceeds from common stock issuable	-	15,700
Proceeds from secured promissory notes	-	72,500
Repayment from secured promissory notes	(14,000)	-
Proceeds from convertible notes, net of cash discounts	50,000	105,000
Repayments of advances from related parties	(69,258)	(90,636)
Repayment of promissory Notes	(2,000)	(42,500)
Repayment of convertible notes	(19,500)	(53,250)
Debt issuance cost	5,600	-
	$10,924	$139,174

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have incurred losses since inception, resulting in accumulated deficits of $40,440,662 and $39,358,905 on September 30, 2025 and December 31, 2024, respectively; a working capital deficit of $6,284,026 and $5,324,664 as of September 30, 2025 and December 31, 2024, respectively; and future losses are anticipated. We also have debt that is currently in default. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2017 through 2021. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

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

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended September 30, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We have not remedied the material weaknesses as of September 30, 2025. The Company plans to take remedial action to address these weaknesses during the fiscal year ended 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

Item 3. Defaults Upon Senior Securities

Our current liabilities on our Condensed Consolidated Balance Sheets on September 30, 2025, contains certain debt that is in default, including convertible notes with face values of $1,587,148, related party promissory notes with face values of $497,150 and self-liquidating promissory notes of $137,083.

On September 30, 2025, we had insufficient cash on hand to repay these notes. None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by us as of the date of this report. The Company is negotiating extensions and/or forbearance agreements with certain of these lenders, but no formal agreements have been reached. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Authentic Holdings, Inc.
(Registrant)

Dated: November 25, 2025	/s/ Christopher Giordano
Christopher Giordano
President, and Director
(Principal Executive Officer)

Dated: November 25, 2025	/s/ Paul Serbiak
Paul Serbiak
CEO, Treasurer, Director and Secretary
(Principal Financial Officer and Principal Accounting Officer)

